Form 10-Q
period 2008-06-30
Aventerra Explorations, Inc.
filed 2008-08-14
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-151332

AVENTERRA EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

22 Notting Hill Gate
Suite 127
London, England WI1 3JE
(Address of principal executive offices, including zip code.)

44 207 526 2128
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:8,600,000 as of August 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Aventerra Explorations Inc.
(An Exploration Stage Company)
(unaudited)

June 30, 2008

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
	$	$
ASSETS
Current Assets
Cash and cash equivalents	16,016	30,841
Prepaid expenses	1,650	426
Total Assets	17,666	31,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable		–
Accrued liabilities		–
Due to related party (Note 3(b))		22,810
Total Liabilities	35,203	22,810
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value,
No shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.00001 par value, 8,600,000
shares issued and outstanding	86	86
Additional Paid-in Capital	40,914	40,914
Donated Capital	8,000	5,000
Deficit Accumulated During the Exploration Stage	(66,537)	(37,543)
Total Stockholders’ Equity (Deficit)	(17,537)	8,457
Total Liabilities and Stockholders’ Equity (Deficit)	17,666	31,267

(The accompanying notes are an integral part of these financial statements)

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Six Months	February 27,2007	February 27, 2007
	Ended	Ended	Ended	(Date of Inception)	(Date of Inception)
	June 30,	June 30,	June 30,	To June 30,	To June 30,
	2008	2007	2008	2007	2008

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	2,163	1,500	5,736	2,000	12,689
Mineral property costs	–	–	–	–	15,500
Professional fees	14,724	–	23,258	–	38,348
Total Expenses	16,887	1,500	28,994	2,000	66,537

Net Loss	(16,887)	(1,500)	(28,994)	(2,000)	(66,537)

Net Loss Per Share – Basic and Diluted	$–	$–	$–	$–	$(0.01)

Weighted Average Shares Outstanding	8,600,000	5,000,000	8,600,000	5,000,000	8,600,000

(The accompanying notes are an integral part of these financial statements)

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months	February 27,2007	February 27, 2007
	Ended	(Date of Inception)	(Date of Inception)
	June 30,	To June 30,	To June 30,
	2008	2007	2008
	$	$	$

Operating Activities
Net loss for the period	(28,994)	(2,000)	(66,537)
Adjustment to reconcile net loss to cash
used in operating activities:
Donated services and expenses	3,000	2,000	8,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,224)	–	(1,650)
Accounts payable	10,626	–	10,626
Accrued liabilities	1,767	–	1,767
Net Cash Used in Operating Activities	(14,825)	–	(47,794)
Financing Activities
Issuance of common stock	–	–	41,000
Due to related party	–	–	22,810
Net Cash Provided by Financing	–	–	63,810

Increase (Decrease) In Cash	(14,825)	–	16,016
Cash – Beginning of Period	30,841	–	–
Cash – End of Period	16,016	–	16,016

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Aventerra Explorations Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(unaudited)

1.	Nature of Operations and Continuance of Business

Aventerra Explorations Inc. (the “Company”) was incorporated in the State of Nevada on February 27, 2007 and is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources and has acquired a mineral property located in Nevada USA. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s annual statements have been omitted.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2008, the Company has working deficit of $17,537 and an accumulated deficit of $66,537. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Aventerra Explorations Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(unaudited)

2.	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's Company's consolidated financial statements.

3.	Related Party Transactions

	a)	During the six months ended June 30, 2008 the Company recognized a total of $3,000 (2007 - $2,000) for management services at $500 per month provided by the President of the Company.

b)

At June 30, 2008, the Company is indebted to the president of the Company for $22,810 (December 31, 2007 - $22,810), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and director are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The milestones are as follows:

     1. August 2008 to October 2008 - retain our consultant to manage further exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

     2. November 2008 to February 2009 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     3. March 2009 to June 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on February 27, 2007

     We acquired the right to explore one property containing four claims. We have staked the property begun exploration activity. We will conduct further exploration in July 2008. As of the date of this report, we have not found mineralized material.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Patricia Traczykowski, one of our two officers and directors in February 28, 2007, in consideration of $5,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In December 28, 2007, we completed a private placement of 3,600,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $36,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of June 30, 2008, our total assets were $17,666 and our total liabilities were $35,203.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2008.

AVENTERRA EXPLORATIONS, INC.

BY:	PATRICIA TRACZYKOWSKI
Patricia Traczykowski, President, Chief Executive
Officer, Treasurer, Chief Financial Officer, and a
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002