Form 10-Q
period 2008-09-30
Aventerra Explorations, Inc.
filed 2008-11-13
CIK 1404593

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 98,900,000 as of November 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
	$	$
ASSETS
Current Assets
Cash and cash equivalents	180	30,841
Prepaid expenses	1,621	426
Total Assets	1,801	31,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,467	-
Due to related party (Note 3(b))	23,525	22,810
Total Liabilities	24,992	22,810
Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value,
No shares issued and outstanding	-	-
Common Stock, 1,150,000,000 shares authorized, $0.00001 par value, 98,900,000
shares issued and outstanding	989	989
Additional Paid-in Capital	49,511	45,011
Deficit Accumulated During the Exploration Stage	(73,691)	(37,543)
Total Stockholders’ Equity (Deficit)	(23,191)	8,457
Total Liabilities and Stockholders’ Equity (Deficit)	1,801	31,267

(The accompanying notes are an integral part of these financial statements)

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					February 27,
					2007
					(Date of
	Three Months	Three Months	Nine Months	February 27,2007	Inception)
	Ended	Ended	Ended	(Date of Inception)	To September
	September 30,	September 30,	September 30,	To September 30,	30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Costs and Expenses
General and administrative	3,569	1,500	9,305	3,500	16,258
Mineral property costs	500		500		16,000
Professional fees	3,085		26,343		41,433

Total Costs and Expenses	7,154	1,500	36,148	3,500	73,691
Net Loss	(7,154)	(1,500)	(36,148)	(3,500)	(73,691)

Net Loss Per Share – Basic and
Diluted	$-	$-	$-	$-	$-

Weighted Average Shares
Outstanding	98,900,000	57,500,000	98,900,000	57,500,000	98,900,000

(The accompanying notes are an integral part of these financial statements)

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	February 27,2007	February 27, 2007
	Ended	(Date of Inception)	(Date of Inception)
	September 30,	To September 30,	To September 30,
	2008	2007	2008
	$	$	$

Operating Activities

Net loss for the period	(36,148)	(3,500)	(73,691)
Adjustment to reconcile net loss to cash
used in operating activities:
Donated services and expenses	4,500	3,500	9,500
Changes in operating assets and liabilities:
Prepaid expenses	(1,195)		(1,621)
Accounts payable	1,467		1,467
Net Cash Used in Operating Activities	(31,376)	–	(64,345)

Financing Activities
Issuance of common stock		–	41,000
Due to related party	715		23,525
Net Cash Provided by Financing	715	–	64,525

Increase (Decrease) In Cash	(30,661)	–	180
Cash – Beginning of Period	30,841	–	–
Cash – End of Period	180	–	180

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

Going Concern

These financial statements have been prepared on a goingconcern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

1. Going Concern (continued)

financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2008, the Company has working deficit of $23,191 and an accumulated deficit of $73,691. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2. Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

2.	Recently Issued Accounting Pronouncements (continued)

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

3.	Related Party Transactions

	a)	During the nine months ended September 30, 2008 the Company recognized a total of $4,500 (2007 - $3000) for management services at $500 per month provided by the President of the Company.

	b)	At September 30, 2008, the Company is indebted to the president of the Company for $23,525 (December 31, 2007 - $22,810), representing expenditures paid on behalf of the Company.
This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

4.	Common Stock

At September 10, 2008, the Company effected a 11.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 1,150,000,000 shares of common stock with a par value of $0.00001 per share. The issued and outstanding share capital increased from 8,600,000 shares of common stock to 98,900,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Aventerra Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

5. Subsequent Event

On October 28, 2008, the Company entered into a letter of intent with an unrelated third party to acquire all of the patent, intellectual rights and assets used in the business related to oil recovery technologies. Upon closing, the Company must issue 40,000,000 shares of the Company’s common stock, and within 180 days from closing, must pay $2,500,000. The Company is also required to fund $1,000,000 within 180 days of the closing to develop the business.

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

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

Milestones

The milestones are as follows:

     1. November 2008 to February 2009 - retain our consultant to manage further exploration of the property. Maximum cost of $5,000. Time of retention 0-90 days

     2. March 2009 to June 2009 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing

     3. July 2009 to October 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Activities

From Inception on February 27, 2007

     We acquired the right to explore one property containing four claims. We have staked the property begun exploration activity. We will conduct further exploration in November 2008. As of the date of this report, we have not found mineralized material.

     On October 28, 2008, we entered into a non-binding letter of intent with AM Oil Resources & Technology Inc. of Valencia, California (“AMO”) to acquire all of the patent, intellectual rights and assets used in the business related to oil recovery technologies. Upon closing, we must issue 40,000,000 shares of our common stock to AMO, and within 180 days from closing, must pay AMO $2,500,000. We are also required to fund $1,000,000 within 180 days of the closing to develop the business.

Liquidity and Capital Resources

      As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 57,500,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Patricia Traczykowski, one of our two officers and directors in February 28, 2007, in consideration of $5,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In December 28, 2007, we completed a private placement of 41,400,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $36,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

As of September 30, 2008, our total assets were $1,801 and our total liabilities were $24,992.

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

ITEM 5.     OTHER EVENTS

     At September 10, 2008, the Company effected a 11.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 1,150,000,000 shares of common stock with a par value of $0.00001 per share. The issued and outstanding share capital increased from 8,600,000 shares of common stock to 98,900,000 shares of common stock. The information contained in this report reflects the stock split.

ITEM 6.     EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2008.

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