Form 10-Q/A
period 2008-09-30
Aventerra Explorations, Inc.
filed 2008-11-18
CIK 1404593

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
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
Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of November, 2008.

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