Form 10-K
period 2008-12-31
AM OIL RESOURCES & TECHNOLOGY INC.
filed 2009-04-15
CIK 1404593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 333-151332

AM OIL RESOURCES & TECHNOLOGY INC.
(Formerly Aventerra Explorations, Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

27240 Turnberry Lane, Suite 200
Valencia, California 91355
(Address of principal executive offices, including zip code.)

800-646-6570
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008: $0.00.

PART I

ITEM 1.                      BUSINESS

General

We are a Developing Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises.” Our principal business is to market and utilize our patented oil recovery technologies in domestic and international markets, providing an environmentally safe and cost-effective method that maximizes oil production from existing oil wells.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues and we do not anticipated to generate revenues until we begin selling, marketing and implementing our technology. Accordingly, we must raise cash from sources other than the sale of equipment or by developing strategic alliances with other oil and gas producers. Our only other source for cash at this time is investment in our private placement. The cash we raise will allow us to stay in business for at least one year. Our success or failure will be determined by creating alliances with oil and gas producers who need our technology.

On November 25, 2008 we entered into a preliminary agreement to acquire two patents from AM Oil Resources & Technology Inc., a California corporation ("AM Oil"). This agreement was significantly modified and deemed final on March 11, 2009.  In consideration for the acquisition of the patents, we will issue thirty million (30,000,000) post split fully paid and non-assessable restricted shares of our common stock, plus $500,000 cash paid directly to AM Oil over the course of the next 3 years, together with a 5% royalty is to be paid from the sale of every unit sold domestically and internationally. Subsequent to this agreement we changed our name to AM Oil Resources & Technology Inc.

Our mission is to use, sell and produce our patent and patent pending technologies, providing an environmentally safe and cost-effective method that maximizes oil production from existing oil wells. Marketing this technology strategically allows us to benefit from worldwide demand for oil, resulting in significant growth in both revenues and profits for the company. Our goal is to provide solutions to help minimize U.S. dependence on foreign oil; thus providing innovative solutions to the world that will recover dormant lying crude oil in reserves all around the world.

Our patented technology is characterized as a portable steam generator unit or apparatus.  The unit is equipped with a drumless boiler, water softener system, diesel powered electric generator, high pressure pump, low emission 5-25 million BTU per hour burner, computerized control panel and hot water generator system.  The unit is capable of delivering hot water and steam at temperatures of up to 500º F to well depths of 2,500 feet or less.  The system is powered by variable fuels to heat water pumped from a groundwater aquifer.  The complete system has the ability to deliver variable water temperature, pressure and volume to meet a wide variety of recovery applications.

The American Society of Mechanical Engineers (“ASME”) has certified that the innovative boiler design is built in full conformity with their current standards relating to the production of steam boilers and/or generators.

This technology is designed to stimulate marginally producing stripper oil wells to profitable production levels and to maintain them producing profitably.  This complete process is designed to reduce the viscosity of the oil in the reservoir with heat, in the form of steam. This methodology allows the reservoir oil to flow more readily to the surface, which will enhance the oil production process.

Our Target Market

The Company's immediate target market are the operators of approximately 400,000 "marginal or stripper " wells in the United States which produce less than 10 bpd. International opportunities also exist for use of this technology. Once the production of these wells dwindles below a profitable level, the operators are left with two options, increase production to paying quantities or abandon the wells and cease production.

Post Production Recovery Methods

Crude oil is produced by primary or enhanced recovery methods. Primary recovery refers to recovery by means of “natural pressure or energy” initially present in the reservoir at the time of discovery. When that energy and/or pressure subsides or is exhausted, the production of oil slows down and may even stop.

The next step to recover this oil is to utilize some enhanced recovery (secondary) methods. These methods include injecting fluids, such as chemicals to create chemical reactions in the oil formation, water or steam for displacement of the oil, or gases like nitrogen or fire flooding to rebuild pressure. These recovery methods are designed to introduce additional energy back into the formation to assist in the recovery of the oil.

Tertiary recovery begins when secondary recovery methods can no longer sustain oil production, but oil can still be extracted profitably. This process depends on the current price of oil and the cost of the extraction methodology. These techniques are only viable when oil process are relatively high and are suspended when prices recede below economic levels.

Increase Marketing Awareness

We will participate in trade shows nationally and internationally. There are numerous oil and gas trade shows around the world attended by potential end users of our products. We will attend these shows to help market its technology to the industry. These shows will increase awareness of our products and increase sales of the technology.

In an effort to make this technology available to independent operators throughout the world, we will seek to develop joint venture projects with independent operators and major oil companies.

Strategic Alliances

Our goal is to make the MT-06 series technologies available to operators who have ideal reservoir characteristics that are known to respond to steam injection. The venture will provide the technology initially and the operator will be supplying the wells; all revenue produced as a result of the venture will be divided on a 50/50 basis. Under a joint venture project, the operator must have oil wells or acquire wells. Heavy oil is preferable with these ventures because steam remarkably enhances the recovery of this kind of oil. The engineering, reservoir data and enhancement methods previously employed will be evaluated to determine the possible success of the venture.

Heavy oil and bitumen are widely distributed around the globe and have been found on every continent except Antarctica. Heavy oil can be classified according to an API gravity range. Crude is generally classified as heavy oil if the gravity is below 22o API. Crudes with gravities less than 10o are non-conventional and can be either bitumen if the crude is immobile in the reservoir or extra-heavy oil if the crude is mobile in the reservoir. Medium-heavy oils are those with gravities between 22o and 27o API. The term heavy oil is also used as a generic term for all crudes with API gravities less than 27o.

Heavy oil resources, which only a few years ago were uneconomic to produce, are being developed in many regions around the globe as an alternative to diminishing potential to increase light crude production. In other regions, undeveloped conventional heavy oil resources will be brought on production as light and medium oil fields plateau or decline. This is true not only in major heavy oil producing provinces such as California in the U.S., Mexico and Venezuela, but in Brazil, the Middle East, the North Sea and other regions, including Canada, which is now a major bitumen producer with its oil sands.

The steaming method that will be employed during the venture is cyclic steam injection. The 5-10 million B.T.U. MT-06 Portable Steam/Hot Water Generators will be utilized during any joint venture. The device is designed to stimulate one well at a time however, if wells are in close proximity two wells may be steamed at a time. The device is moved from well to well periodically, and steam is injected to improve oil recovery. Depending on the oil formation characteristics, wells may be steamed for hours, days or weeks, depending on the amount of wells, the duration of steam cycles and the response; the number of steam generators required will be determined.

The joint venture will require us to provide the initial equipment and the operator or project will pay for fuel and water. As oil is produced, the revenue will be divided with 50% of the net revenue going to us and the remaining 50% going to the lessee. As additional equipment is needed to fully develop the oil field collectively, the parties can acquire additional MT-06 Portable Steam Generators on a purchase or lease purchase basis. In addition to acquiring and producing oil and gas and marketing its innovative steam equipment, we can provide oil producers, large and small, with steam and thermal gas injection services in order to enhance the production of oil from their wells. Our plan is to operate the MT-06 Portable Steam Generator and the Portable Thermo-Gas Unit (the “MT-08”), separately or in tandem. Steam service is beneficial to oil producers as they will not need to make any capital investments in order to realize the benefits from these technologies.

We will own, operate and maintain the equipment. The lease holder or end-user will be responsible for providing the fuel and water necessary to operate the equipment and at an agreed upon price.

Manufacturing

We believe that it is in our best interest to maintain ownership of our technology. The goal in the first year of operation is to build 7-20 portable steam generator systems. The system will consist of 3 trailers, which will host a boiler, and tanks. Included in this system is a host of fabricated parts and a significant amount of electrical wiring. There could be a significant number of additional systems built in the following years should management decide to sell the devices.

We will assemble our own equipment.  Parts will be acquired from independent third party manufacturers.

Terminated Mining Interest

We have terminated our mining operations and our focus is the production and marketing of our oil and gas technologies and to create strategic alliances with oil as gas producers.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and each will be devoting about 10% of his time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Environmental Concerns

Management believes that this technology does not possess any environmental concerns. Our drumless boiler design does not require a blow-down of sediments and the burner used to produce our steam  uses BACT (the best-available emissions lower than industry limits). (BACT is the best available control technology: This refers to emissions control systems that have demonstrated it can meet the most stringent emissions requirements for existing and new air emissions sources. Specifically, demonstrated it can meet the emissions levels as required by the South Coast Management District (SCAQMD) Rule 1110.2 as amended and in effect February 1, 2008 for NOx, CO, VOCs and ammonia slip; which are the most stringent in the world)

Environment Regulations

Our activities are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment.  We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in states, where we intend to operate could in the future require additional capital expenditures and increased operational costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we must sell a sufficient number of portable steam generators to generate revenues and profits. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Mineral Exploration

We have terminated our mineral exploration activities.

Executive Offices

Our office is located at 27240 Turnberry Lane, Suite 200, Valencia, California 91355. We lease the space on a month to month basis from Z. Noory. There is no written agreement with Mr. Noory evidencing the lease.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently own four mineral claims.  We intend to allow the mineral claims to expire.

Claims

The Jam Claims consist of 4 located mineral claims in one contiguous group as follows:

Name	Area (in acres)	Expiration
Jam 1	20.66	September 1, 2009
Jam 2	20.66	September 1, 2009
Jam 3	20.66	September 1, 2009
Jam 4	20.66	September 1, 2009

The property was selected because gold and platinum have been discovered in the area.

The claims are registered in our name.

Location and Access

The Jam Claims comprise a total of 82.64 acres. The Jam Claim is located at latitude is 37 20.325' N and longitude is 117 29.655' W.

The Jam Claims are motor vehicle accessible from the Town of Goldfield, Nevada by traveling 15 miles south along US Highway 95 to the NV Highway 266 cut-off. Turn right and head west for 20 miles on Hwy 266 to a good dirt road at the Lida Historical Site turn left. Travel for 3.7 miles, go to fork and take the right and go for another 6 miles to junction and go straight ahead. Travel another 2 miles to junction and go straight ahead for another 1.5 miles to the outstanding corral. Go to the line shack on the west end of the corral and take the road leading southeast (uphill) for 0.4 of a mile, Jam 1 post is 15' off the road on the left.

MAP 1

 MAP 2

HUMBOLDT
ELKO
WASHOE
PERSHING
CHURCHILL
LANDER
EUREKA
WHITE PINE
MINERAL
NYE
ESMERALDA
LINCOLN
CLARK
Winnemucca
Wells
Elko
Carlin
Battle Mountain
Lovelock
Reno
Fernley
Fallon
Austin
Eureka
Ely
Carson City
Currant
Hawthorne
Tonopah
Goldfield
Caliente
Beatty
Las Vegas
PROPERTY LOCATION
0 25 50 100 MILES
0 50 100 KM.
AVENTERRA EXPLORATIONS, INC.
JAM 1-4 MINERAL CLAIMS T7S-R40E
TULE CANYON (CORRAL) AREA
GOLD POINT SW. QUADRANGLE
LOCATION MAP
ESMERALDA CO., NEVADA
SCALE: AS SHOWN
DATE: MAY 2007
DRAWN BY: J.M.
FIGURE: 1
N
GEOSCIENTIST
BRITISH COLUMBIA

-20-

Climate, Local Resources, Infrastructure and Physiography

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F average with high spells of 100+F while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F with low spells down to -20 F.

The Town of Goldfield offers some of the necessary infrastructure required to base and carry-out an exploration program such as limited accommodations, communications, some equipment and supplies. The towns of Tonopah and Beatty to the north and south of the US Hwy 95 and the NV Hwy 166 junction, respectively offer a larger choice of the essentials required to carry-out exploration work in the mineral claim area. Larger or specialized equipment can be acquired in the City of Las Vegas lying 180 miles by paved road to the south.

The physiography of the Jam property is gently east sloping valley terrain bounded on the east and west at some distance by low, rounded mountainous ranges or hills. Much of this area with many broad open valleys hosts sagebrush, Joshua trees and cacti, such as the prickly pear growing as far north as Goldfield, NV.

The claim area ranges in elevation from 5,480' - 5,600' mean sea level. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of rounded mountains in an interior plateau setting. The surface area has been altered both by some fluvial and more wind erosion and some depositional drift cover effects of in-filling and in situ or residual erosion. Thickness of drift cover in some valleys may vary considerably, but in the proximity of the Jam property it is not thought to be very deep. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed when needed by drilling wells where allowed.

History

There is no evidence of previous exploration activity on the property.

Regional Geology

The regional geology of Nevada is depicted as being underlain by all types of rock. These appear to range from oldest to youngest in an east to west direction, respectively. Many of the oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults. Various types of faulting are recognized in many areas of Nevada and it often plays a larger part in the emplacement of mineral occurrences and ore bodies.

Local Geology

The local geology about the Jam property which is situated approximately 58 air miles to the south-southwest of Goldfield, Nevada reveals a NE-SW trending, elongate assemblage of Lower Cambrian aged rock units. They are seen to lie in relatively close proximity to a number of Tertiary aged, acidic volcanic or intrusive rock occurrences.

Throughout this local area are a number of fault occurrences that could have set the stage for mineralizing fluids to have affected the underlying rock units.

Property Geology

The geology of the Jam property area may be described as being covered by Quaternary desert wash, collovium, alluvium and playa deposits. This covered mineral claim area within a larger surrounding area of rock exposure and known mineral occurrences exhibiting a good geological setting to conduct mineral exploration. The outcrops flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on the Over-the Counter Bulletin Board (OTC;BB)  under the symbol “AXPI”.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2008		High Bid	Low Bid
	Fourth Quarter 10-01-08 to 12-31-08	$1.01	$0.02
	Third Quarter 7-01-08 to 9-30-08	$0.27	$0.05
	Second Quarter 4-01-08 to 6-30-08	$0.00	$0.00
	First Quarter 1-01-08 to 3-31-08	$0.00	$0.00

Fiscal Year
2007		High Bid	Low Bid
	Fourth Quarter 10-01-07 to 12-31-07	$0.00	$0.00
	Third Quarter 7-01-07 to 9-30-07	$0.00	$0.00
	Second Quarter 4-01-07 to 6-30-07	$0.00	$0.00
	First Quarter 1-01-07 to 3-31-087	$0.00	$0.00

Holders

On December 31, 2008, we had 37 shareholders of record of our common stock.

Dividend Policy

As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business activities.

These financials have been prepared on a going concern basis. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate revenues. We currently do not have sufficient capital to maintain operations for the next twelve months.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues and we do not anticipated to generate revenues until we begin selling, marketing and implementing our technology. Accordingly, we must raise cash from sources other than the sale of equipment or by developing strategic alliances with other oil and gas producers. Our only other source for cash at this time is investment in our private placement. The cash we raise will allow us to stay in business for at least one year. Our success or failure will be determined by creating alliances with oil and gas producers who need our technology.

We issued 57,500,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Patricia Traczykowski, one of our two officers and directors at that time, in consideration of $5,000. Ms. Traczykowski was a non-US person and the transaction took place outside the United States of America. This was accounted for as a purchase of shares of common stock.

In December 28, 2007, we completed a private placement of 41,400,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $36,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

As of December 31, 2008, our total assets were $9,791 and our total liabilities were $51,576.  Total assets decreased from December 31, 2007 by $21,476 and total liabilities increased from December 31, 2007 by $28,766.  This is mainly due to operating costs, such as, professional fees related to legal and accounting services related to the filings which have not been paid as of year-end 2008.

Results of Operations

We have no revenues in the years ended December 31, 2008 and 2007.  In the years ended December 31, 2008 and 2007, we incurred net losses of $55,742 and $37,543.  From February 27, 2007 (inception date) to December 31, 2008 we incurred a net loss of $93,285.  Overall, operating expenses increased due to an increase in professional fees related to legal and accounting fees.  These expenses were offset by a decrease in mineral property costs due to the Company’s decision to temporarily discontinue pursuing mineral properties research and development.

Limited Capital

We intend to use our limited cash to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an alliance or acquisition, or that any business opportunity will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.  Furthermore, our ability to execute on these business objectives may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.

Trends

Crude oil development and production in U.S. oil reservoirs can include up to three distinct phases: primary, secondary, and tertiary (or enhanced) recovery. During primary recovery, the natural pressure of the reservoir or gravity drive oil into the wellbore combined with artificial lift techniques (such as pumps) which bring the oil to the surface. But only about 10 percent of a reservoir's original oil in place is typically produced during primary recovery. Secondary recovery techniques are employed to extend the field's productive life, generally by injecting water or gas to displace oil and drive it to a production wellbore, resulting in the recovery of 20 to 40 percent of the original oil in place.

However, with much of the easy-to-produce oil already recovered from U.S. oil fields, producers have attempted several tertiary, or enhanced oil recovery (EOR), techniques that offer prospects for ultimately producing 30 to 60 percent, or more, of the reservoir's original oil in place.

Three major categories of EOR have been found to be commercially successful to varying degrees:

•
Thermal recovery, which involves the introduction of heat such as the injection of steam to lower the viscosity, or thin, the heavy viscous oil, and improve its ability to flow through the reservoir. Thermal techniques account for over 50 percent of U.S. EOR production, primarily in California.

•
Gas injection, which uses gases such as natural gas, nitrogen, or carbon dioxide that expand in a reservoir to push additional oil to a production wellbore, or other gases that dissolve in the oil to lower its viscosity and improves its flow rate. Gas injection accounts for nearly 50 percent of EOR production in the United States.

•
Chemical injection, which can involve the use of long-chained molecules called polymers to increase the effectiveness of waterfloods, or the use of detergent-like surfactants to help lower the surface tension that often prevents oil droplets from moving through a reservoir. Chemical techniques account for less than one percent of U.S. EOR production.

Each of these techniques has been hampered by its relatively high cost and, in some cases, by the unpredictability of its effectiveness. Crude oil prices above $28.00 per barrel can sustain the implementation and utilization of these recovery methodologies. According to the EIA (Energy Information Administration) April 14, 2009; they project that crude oil prices will average $42.00 per barrel in 2009 and $53.00 per barrel for 2010. Therefore, the trend for enhanced recovery is optimistic in the short term.

Off-Balance Sheet Arrangements

           We have no off-balance sheet arrangements.

Critical Accounting Policies

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective December 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of AM Oil Resources & Technology Inc. “The Company” (formerly Aventerra Explorations Inc.) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, period from February 27, 2007 (Inception) to December 31, 2007, and period from February 27,2007 (Inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AM Oil Resources & Technology Inc as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for year ended December 31, 2008, period from February 27, 2007 (Inception) to December 31, 2007, and period from February 27,2007 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that AM Oil Resources & Technology Inc will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, AM Oil Resources & Technology Inc has not generated revenues since inception and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, P.C.
Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
April 15, 2009

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS

Current Assets

Cash and cash equivalents	$9,791	$30,841
Prepaid expenses	–	426

Total Assets	$9,791	$31,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$47,701	$–
Accrued liabilities	3,875	–
Due to related party	–	22,810

Total Liabilities	51,576	22,810

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value, 98,900,000 shares issued and outstanding	989	989

Additional Paid-in Capital	50,511	45,011

Deficit Accumulated During the Exploration Stage	(93,285)	(37,543)

Total Stockholders’ Equity (Deficit)	(41,785)	8,457

Total Liabilities and Stockholders’ Equity (Deficit)	$9,791	$31,267

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses

		Period from	Period from
	For the year	February 27,2007	February 27, 2007
	Ended	(Inception)	(Inception)
	December 31,	To December 31,	To December 31,
	2008	2007	2008

Costs and Expenses

Professional fees	$5,975	$–	$5,975

Net Loss Before Discontinued Operations	(5,975)	–	(5,975)

Loss from Discontinued Operations

Discontinued Operations (Note 5)	(49,767)	(37,543)	(87,310)

Net Loss	$(55,742)	$(37,543)	$(93,285)

Net Loss Per Share – Basic and Diluted:

Discontinued Operations	–	–	–
Net Loss	–	–	–

Weighted Average Shares Outstanding – Basic and Diluted	98,900,000	57,905,000	98,900,000

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

		Period from	Period from
	For the year	February 27,2007	February 27, 2007
	Ended	(Date of Inception)	(Date of Inception)
	December 31,	To December 31,	To December 31,
	2008	2007	2008

Operating Activities

Net loss for the period	$(55,742)	$(37,543)	$(93,285)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	5,500	5,000	10,500

Changes in operating assets and liabilities:
Prepaid expenses	426	(426)	–
Account payable	24,891	–	24,891
Accrued liabilities	3,875	–	3,875
Net Cash Used in Operating Activities	(21,050)	(32,969)	(54,019)

Financing Activities
Issuance of common stock	–	41,000	41,000
Due to related party	–	22,810	22,810
Net Cash Provided by Financing Activities	–	63,810	63,810

(Decrease) Increase In Cash	(21,050)	30,841	9,791

Cash – Beginning of Period	30,841	–	–

Cash – End of Period	$9,791	$30,841	$9,791

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$22,810	$–	$22,810

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Exploration
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance – February 27, 2007 (Inception)	–	$–	–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to President of company	–	–	57,500,000	575	4,425	–	5,000

Issuance of common stock for cash at $0.0001 per share	–	–	41,400,000	414	35,586	–	36,000

Donated services	–	–	–	–	5,000	–	5,000

Net loss for the period	–	–	–	–	–	(37,543)	(37,543)

Balance – December 31, 2007	–	–	98,900,000	989	45,011	(37,543)	8,457

Donated services	–	–	–	–	5,500	–	5,500

Net loss for the year	–	–	–	–	–	(55,742)	(55,742)

Balance – December 31, 2008	–	$–	98,900,000	$989	$50,511	$(93,285)	$(41,785)

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology, Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
1.	Exploration Stage Company and Going Concern

Aventerra Explorations Inc. was incorporated in the State of Nevada on February 27, 2007 and changed its name to AM Oil Resources & Technology Inc. (the “Company”) on December 03, 2008. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business was the acquisition and exploration of mineral resources and the Company had acquired a mineral property located in Nevada USA. On November 25, 2008, the Company entered into an agreement to acquire two patents from AM Oil Resources & Technology Inc., a Californian corporation, which provides an environmentally safe and cost-effective method that maximizes oil production from existing oil wells. Upon completion of the acquisition of the patents, the Company intends to change its principal business to the use, marketing and production of its patent and patent pending technologies. The closing date of the Agreement was December 22, 2008.  This agreement was significantly modified on March 11, 2009.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2008, the Company had a working capital deficit of $41,785 and an accumulated deficit of $93,285. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aventerra Explorations Ltd, a company incorporated in England. All inter-company accounts and transactions have been eliminated.

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2008 and 2007, there were no dilutive potential common shares.

AM Oil Resources & Technology, Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Financial Instruments

The fair-value of financial instruments, which include cash, accounts payable, accrued liabilities, loan payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Great Britain Pounds. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes.

Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Consequently, no potential benefit of net operating losses has been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)	Foreign Currency

The Company has the U.S. dollar designated as their functional currency because most transactions are conducted in U.S. dollars. Per FAS52 Foreign Currency Translation, transactions conducted in the local currency, mainly the British Pounds, are re-measured to U.S. dollars using current rates of exchange for assets and liabilities.  At each balance-sheet date, assets and liabilities denominated in a currency other than the functional currency of the recording entity must be adjusted to reflect the current exchange rate on that date.  Transaction gains and losses resulting from adjusting assets and liabilities denominated in a currency other than the functional currency of the reporting entity or from settling such items generally must be included in income as they arise.

h)	Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on The Company’s results of operations, financial position or cash flows.

2.	Related Party Transactions

a)
During the year ended December 31, 2008 and 2007, the Company recognized a total of $5,500 and $5,000, respectively, for management services at $500 per month provided by the former President of the Company.  These services were terminated in November 2008.

b)
At December 31, 2008 and 2007, the Company is indebted to a former director of the Company for $23,445  and $22,810, respectively, representing expenditures paid on behalf of the Company. The former director resigned as director and officer on November 25, 2008, and amounts due to the former director were reclassified to accounts payable.

3.	Mineral Property

On February 27, 2007, the Company entered into an agreement to acquire a 100% interest in the Jam 1-4 claims on Esmeralda County, Nevada, USA, in consideration for $15,500. The cost of the mineral property was expensed as the criteria for capitalization was not met.  There were no acquisition costs incurred during 2008.

AM Oil Resources & Technology, Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
4.	Equity

a)
At September 10, 2008, the Company effected a 11.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 1,150,000,000 shares of common stock with a par value of $0.00001 per share. The issued and outstanding share capital increased from 8,600,000 shares of common stock to 98,900,000 shares of common stock as of December 31, 2008 and 2007. All prior period share amounts have been retroactively adjusted to reflect the stock split.

b)	On February 18, 2009, the Articles of Incorporation were amended to reduce the number of authorized common stock shares from 1,150,000,000 to 150,000,000.

c)	On February 28, 2007, the Company issued 57,500,000 shares (post forward stock split) of common stock at $0.00001 per share to the President of the Company for cash proceeds of $5,000.

d)	On December 28, 2007, the Company issued 41,400,000 shares (post forward stock split) of common stock at $0.0001 per share for cash proceeds of $36,000.

e)
The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of December 31, 2008 and 2007, there was no preferred stock issued and outstanding.

5.	Discontinued Operations

On February 27, 2007, the Company entered into an agreement to acquire a 100% interest in the Jam 1-4 claims on Esmeralda County, Nevada, USA, in consideration for $15,500. The cost of the mineral property was expensed as the criteria for capitalization was not met.  There were no acquisition costs incurred during 2008.

The Company was primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs were capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs were expensed as incurred if the criteria for capitalization was not met.  In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property were recorded at the fair value of the respective property or the fair value of common shares, whichever was more readily determinable.

Mineral property exploration costs are expensed as incurred. When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized. As of December 31, 2008 and 2007, the Company had incurred only acquisition and exploration costs which were expensed. To date the Company had not established any proven or probable reserves on its mineral properties.

The Company intends to exit the mineral resource business and allow the existing mineral claims to expire.

AM Oil Resources & Technology, Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

The results of discontinued operations are summarized as follows:
		Period from	Period from
	For the year	February 27,2007	February 27, 2007
	Ended	(Inception)	(Inception)
	December 31,	To December 31,	To December 31,
	2008	2007	2008

Expenses

General and administrative	$13,088	$6,953	$20,041
Mineral property costs	500	15,500	16,000
Professional fees	36,179	15,090	51,269

Net Loss from Discontinued Operations	$(49,767)	$(37,543)	$(87,310)

6.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2008	December 31, 2007

Income tax recovery at statutory rate	$19,510	$13,140

Permanent differences	(1,925)	(1,750)

Temporary differences	(560)	(580)

Valuation allowance change	(17,025)	(10,810)

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Deferred income tax assets:

Net operating loss carryforward	$27,720	$10,810

Valuation allowance	(27,720)	(10,810)

Net deferred income tax asset	$–	$–

The Company has a net operating loss carryforward of approximately $79,200 available to offset taxable income in future years which expires in fiscal 2028. However, a 100% valuation allowance was established since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

AM Oil Resources & Technology, Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
7.	Subsequent Events

a)
On February 18, 2009, the Company reduced the authorized shares of common stock from 1,150,000,000 shares of common stock with a par value of $0.00001 per share to 150,000,000 shares of common stock with a par value of $0.00001 per share. The authorized shares of preferred stock will remain unchanged.

b)	On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the former President of the Company.

c)
On November 25, 2008, the Company entered into a preliminary Asset Purchase Agreement (the “Agreement”) with AM Oil Resources & Technology Inc., (the “Vendor”) to acquire two patents for technologies that maximize oil production from existing oil wells.  This agreement was significantly modified and deemed to have closed on March 11, 2009.  30,000,000 common shares were issued on February 22, 2009 pursuant to this agreement.  In addition, a $500,000 payable was issued in which the Company is to begin payments on April 30, 2009.  Since the agreement was not final and consideration was not provided until 2009, the Company will recognize this activity in the first quarter of 2009.  A valuation will be performed to determine the fair value of the patents.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report. We have no disagreements with our accountants and auditors on accounting and financial disclosure

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

-	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

-	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is  responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our  management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors serve until his or her successor is elected and qualified. Each of our officers are elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Keith Johnson 27240 Turnberry Lane, Suite 200 Valencia, CA 91355	62	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

Natasha Mercer 27240 Turnberry Lane, Suite 200 Valencia, CA 91355	36	Secretary and a member of the Board of Directors.

Michael Freeberg	35	Director
27240 Turnberry Lane, Suite 200 Valencia, CA 91355

Greg Brown	34	Director
27240 Turnberry Lane, Suite 200 Valencia, CA 91355

Mr. Johnson will serve until our next annual meeting of the stockholders. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of our Officers and Directors

Since April 2003, Michael Freeberg has been a broker and net branch owner for Oceanfront Mortgage & Realty in San Diego, California where he has been responsible for overseeing all Oceanfront Mortgage operations and focusing on strengthening the core business while positioning Oceanfront for long term growth.  From March 2002 to April 2003, Mr. Freeberg was a financial analysis and director of sales for American Graphics Inc. in San Diego, California.  At American Graphics he oversaw a sales force of up to 25 employees and developed and coordinated in excess of $3,000,000 of new business ion one year while structuring American Graphics for efficient growth with the introduction of new products.

Since August 1997, Greg Brown has been a police officer in San Diego County, California.  His responsibilities have included gathering, recording and analyzing intelligence to achieve community safety and crime reduction objectives; preparing and presenting crime reports and case files to senior officers; and building and maintaining community relations, including advice and support in areas such as crime prevention and personal safety.  Mr. Brown has an extensive background in criminal investigations and has actively investigated over 100 cases involving money and investments.

Since January 2005, Keith Johnson has been director and cofounder of Integrity International Development Corporation, Inc. in Phelan, California.  Integrity International assists at-risk youths and others through substance abuse education, feeding programs, and education and job training programs.  Since August 2005, Mr. Johnson has also been a broker with Desert Tortoise Realty in Phelan, California.  From August 2003 to December 2005, Mr. Johnson worked with Dr. Robert P. Iacono, a neurosurgeon at Loma University Medical Center in Loma Linda, California compiling Sr. Iacono’s first 25 years of medical practice into a book.  He also assisted with writing another book on the steroetactix surgeries for Parkinson’s Disease, pain and other neurological disorders.  He worked with Mr. Iacono and Dr. Donald Lang to co-author and self-publish a paper, “Silent Trauma, Puberty and Incarceration”, as they researched remedies for addition resulting in undiagnosed, untreated, teen depression.  From December 1996 of December 2002, Mr. Johnson was executive vice president of marketing for Green Aero Energy Ltd. in Loma Linda, California.  Prior to 1996, Mr. Johnson spent more than 20 years with Southern California Gas Company, now known as Sempra Energy, where his primary responsibilities were transmission and marketing management.

Since November 2005, Natasha Mercer has been a producer for The Walt Disney Company in Burbank, California where she has been responsible for team management and coordination of large scale initiatives from conception to completion for the Walt Disney Internet Group.  From October 1999 to November 2005 Ms. Mercer was Senior Project Manager at the Walt Disney Internet Group in Seattle.  She has extensive qualifications in all aspects of project management, systems life cycle, staff development and process improvement.  Ms. Mercer attended Oregon State University.

During the past five years, Messrs. Freeberg, Brown, Johnson and Ms. Mercer  have not been the subject of the following events:

*
Any bankruptcy petition filed by or against any business of which Messrs. Freeberg, Brown, Johnson, and Ms. Mercer were general partners or executive officers either at the time of the bankruptcy or within two years prior to that time.

*	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

*
An order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Messrs. Freeberg’s, Brown’s, Johnson’s and Ms. Mercer’s  involvement in any type of business, securities or banking activities.

*
Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended or vacated.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed with this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our code of ethics is filed with this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

Section 16(a) Beneficial Ownership Compliance

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending November  for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Keith Johnson	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Natasha Mercer	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Anthony Miller	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Patricia Traczykowski	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Matthew Worrall	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

We do not anticipate paying any salaries in 2009.  We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table reflects compensation paid to our directors during the fiscal year ended December 31, 2008.
Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Keith Johnson	0	0	0	0	0	0	0

Michael Freeberg	0	0	0	0	0	0	0

Greg Brown	0	0	0	0	0	0	0

Natasha Mercer	0	0	0	0	0	0	0

Anthony Miller	0	0	0	0	0	0	0
(resigned)

Patricia Traczykowski	0	0	0	0	0	0	0
(resigned)

Matthew Worrall	0	0	0	0	0	0	0
(resigned)

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Indemnification

Under our  Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending  a proceeding.  To the extent that the officer or director is successful on the merits in  a proceeding as to which  he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class

Keith Johnson	0	0.00%
27240 Turnberry Lane, Suite 200
Valencia, CA 91355

Michael Freeberg	0	0.00%
27240 Turnberry Lane, Suite 200
Valencia, CA 91355

Greg Brown
27240 Turnberry Lane, Suite 200	0	0.00%
Valencia, CA 91355

Natasha Mercer	0	0.00%
27240 Turnberry Lane, Suite 200
Valencia, CA 91355

All officers and directors as	0	0.00%
a group (4 Individuals)

Anthony Miller	14,000,000	19.61%
27240 Turnberry Lane, Suite 200
Valencia, CA 91355

Sandra Thomas	5,000,000	7.00%
8703 N.E.36th Avenue
Vancouver, British Columbia
Canada 98665

Common Stock

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.00001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

       All shares of common stock now outstanding are fully paid for and non-assessable. We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Preferred stock

We are authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. The terms of the preferred shares are at the discretion of the board of directors. Currently no preferred shares are issued and outstanding.

Anti-takeover provisions

There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control.

Reports

We file reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934. The reports are filed electronically.  You may review our reports at the SEC website at: www.sec.gov.

Stock transfer agent

Our stock transfer agent is Empire Stock Transfer, Inc., 2470 St. Rose Pkwy, Suite 304
Henderson, NV 89074.  Its telephone number is (702) 818-5898.

Changes in Control

There are no arrangements which may result in a change of control of AM Oil Resources and Technology Inc. There are no known persons that may assume control of us after the offering.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 28, 2007, we issued a total of 57,500,000 shares (post forward stock split) of restricted common stock to Patricia Traczykowski, one of our officers and directors in consideration of $5,000.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$17,417
2007	$11,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0
2007	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0
2007	$0

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0
2007	$0

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	05/30/08	3.1

3.2	Bylaws.	S-1	05/30/08	3.2

4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

10.1	Agreement with AM Oil Resources & Technology Inc.				X

10.2	Amendment to Agreement with AM Oil Resources & Technology Inc.				X

14.1	Code of Ethics.				X

21.1	Subsidiaries of the Registrant	S-1	05/30/08	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2009.

AM OIL RESOURCES & TECHNOLOGY INC.

BY:	KEITH A. JOHNSON
Keith A. Johnson
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

KEITH A. JOHNSON	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors	April 15, 2009
Keith A. Johnson

NATASHA MERCER	Secretary and a member of the Board of	April 15, 2009
Natasha Mercer	Directors

GREG BROWN	Director	April 15, 2009
Greg Brown

MICHAEL FREEBERG	Director	April 11, 2009
Michael Freeberg

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	05/30/08	3.1

3.2	Bylaws.	S-1	05/30/08	3.2

4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

10.1	Agreement with AM Oil Resources & Technology Inc.				X

10.2	Amendment to Agreement with AM Oil Resources & Technology Inc.				X

14.1	Code of Ethics.				X

21.1	Subsidiaries of the Registrant	S-1	05/30/08	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X