Form 10-Q
period 2009-03-31
AM OIL RESOURCES & TECHNOLOGY INC.
filed 2009-06-17
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53665

AM OIL RESOURCES & TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27240 Turnberry Lane, Suite 200
Valencia, California 91355
(Address of principal executive offices, including zip code.)

800-646-6570
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,400,000 as of June 16, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
March 31, 2009

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Current Assets

Cash and cash equivalents	$–	$9,791

Total Current Assets	–	9,791

Intangible assets	5,078,750	–

Total Assets	$5,078,750	$9,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$2,006	$–
Accounts payable	39,499	24,891
Accounts payable – related party	23,445	22,810
Accrued liabilities	6,578	3,875
Note payable	424,907	–

Total Current Liabilities	496,435	51,576

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value, 71,400,000 and 98,900,000 shares issued and outstanding	714	989

Additional Paid-in Capital	4,712,581	50,511

Deficit Accumulated During the Exploration Stage	(130,980)	(93,285)

Total Stockholders’ Equity (Deficit)	4,582,315	(41,785)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,078,750	$9,791

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses
(unaudited)

			Period from
			February 27, 2007
			(Inception)
	Three months ended March 31,		To March 31,
	2009	2008	2009

Costs and Expenses

General and Administrative	$ 14,815	$ –	$ 20,790
Amortization	21,250	–	21,250

Total costs and expenses	36,065	–	42,040

Interest expense	1,702	–	1,702
Foreign currency exchange loss	(72)	–	(72)

Net Loss Before Discontinued Operations	(37,695)	–	(43,670)

Loss from Discontinued Operations

Discontinued Operations (Note 7)	–	(12,107)	(87,310)

Net Loss	$ (37,695)	$ (12,107)	$ (130,980)

Net Loss Per Share – Basic and Diluted:

Discontinued Operations	N/A	$ 0.00	N/A
Net Loss	$ 0.00	$ 0.00	N/A

Weighted Average Shares Outstanding – Basic and Diluted	87,594,000	98,900,000	81,072,000

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
			February 27, 2007
			(Date of Inception)
	Three months ended March 31,		To March 31,
	2009	2008	2009

Operating Activities

Net loss for the period	$ (37,695)	$ (12,107)	$ (130,980)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	1,500	10,500
Accretion of discount on promissory note	1,702	–	1,702
Amortization	21,250	–	21,250

Changes in operating assets and liabilities:
Prepaid expenses	–	(1,224)	–
Account payable	243	2,127	25,134
Accrued liabilities	2,703	1,534	6,578
Net Cash Used in Operating Activities	(11,797)	(8,170)	(65,816)

Financing Activities
Bank overdraft	2,006	–	2,006
Issuance of common stock	–	–	41,000
Due to related party	–	–	22,810
Net Cash Provided by Financing Activities	2,006	–	65,816

Decrease In Cash	(9,791)	(8,170)	–

Cash – Beginning of Period	9,791	30,841	–

Cash – End of Period	$ –	$ 22,671	$ –

Supplemental Disclosures
Interest paid	$ –	$ –	$ –
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$ –	$ –	$ 22,810
Common stock issued for intangible assets	4,676,795	–	4,676,795
Note payable issued for intangible assets	500,000	–	500,000
Discount on note payable	(76,795)	–	(76,795)
Repurchase of common stock	15,000	–	15,000

(The accompanying notes are an integral part of these financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Statements of Cash Flows

1.	Nature of Operations and Continuance of Business

The accompanying unaudited interim financial statements of AM Oil Resources & Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company has working deficit of $424,907 and an accumulated deficit of $130,980. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

3.	Patents

On November 25, 2008, the Company entered into a preliminary Asset Purchase Agreement (the “Agreement”) with AM Oil Resources & Technology Inc., (the “Vendor”), an unrelated company prior to the purchase of the patents, to acquire two patents for technologies that maximize oil production from existing oil wells. This Agreement was finalized on March 11, 2009. Pursuant to the Agreement, the Company acquired the two patents in exchange for $500,000, in the form of a note payable, and 30,000,000 shares of common stock. The patents cover certain oil and gas recovery enhancement techniques and expire in 2020.

Because the Company’s stock is not actively traded, the patents were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents. Based on the model, the patents were valued at $5,100,000 and are being amortized using the straight-line method over the life of the patents. Amortization expense totalled $21,250 for the three months ended March 31, 2009. There was no amortization during 2008.

4.	Note Payable

On March 11, 2009, the Company issued a promissory note for $500,000, pursuant to the Agreement described in Note 3. The note is payable over a three year period, with $20,000 payable on the last day of every month for twenty five months beginning April 30, 2009 and ending April 30, 2011. The Company failed to make the initial payment and subsequent payments. The note holder granted a waiver until July 31, 2009. Because the debt is technically in default and the waiver does not cover the remaining 12-month period, the entire balance of the debt is shown as a current liability.

The note does not have a stated interest rate and was therefore discounted using a rate of 15%. The present value of the note payable was recorded and the difference between the discounted rate and the face value will be accreted into interest expense over the life of the note. Consequently, the Company recorded a discount of $76,795 related to the note. During the three months ended March 31, 2009, interest expense totalled $1,702 related to the accretion of the discount, bringing the carrying value of the note to $424,907 at March 31, 2009. There was no amortization during 2008.

5.	Related Party Transactions

a)
During the three month period ended March 31, 2008, the Company recognized $1,500, respectively, for management services at $500 per month provided by the former President of the Company. These services were terminated in November 2008 and there were no charges for the period ended March 31, 2009.

b)
At March 31, 2009 and December, 31, 2008, the Company owed to a former director of the Company $23,445 and $22,810, respectively, representing expenditures paid on behalf of the Company. The former director resigned as director and officer on November 25, 2008, and amounts due to the former director are now reflected in accounts payable.

c)
On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the former President of the Company in consideration for $15,000. At March 31, 2009, the amount is included in accounts payable.

6.	Common Stock

a)
The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of March 31, 2009 and December 31, 2008, there was no preferred stock issued and outstanding.

b)
On February 18, 2009, the Company reduced the authorized shares of common stock from 1,150,000,000 shares of common stock with a par value of $0.00001 per share to 150,000,000 shares of common stock with a par value of $0.00001 per share. The authorized shares of preferred stock will remain unchanged.

c)
On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the former President of the Company in consideration for $15,000. As at March 31, 2009, the amount is included in accounts payable.

d)
On February 22, 2009, 30,000,000 common shares with a deemed fair value of $4,676,795 were issued pursuant to the Asset Purchase Agreement with AM Oil Resources & Technology Inc described in Note 3. Because the Company’s common stock is not actively traded, the fair value of the stock was determined as the residual value of the fair value of the patent less the fair value of the note payable issued in the transaction.

7.	Discontinued Operations

During 2008, the Company abandoned further activity related to its mineral exploration business. As a result, the financial information in prior periods related to the mineral exploration business has been presented as discontinued operations.

The results of discontinued operations are summarized as follows:
	For the	For the	Period from
	Three months	Three Months	February 27, 2007
	Ended	Ended	(Inception)
	March 31,	March 31,	To March 31,
	2009	2008	2009

Expenses

General and administrative	$ –	$ 3,573	$ 20,041
Mineral property costs	–		16,000
Professional fees	–	8,534	51,269

Net Loss from Discontinued Operations	$ –	$ (12,107)	$ (87,310)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate revenues until we begin selling, marketing and implementing our technology. Accordingly, we must raise cash from sources other than the sale of equipment or by developing strategic alliances with other oil and gas producers. Our only other source for cash at this time is investment in our private placement. Our success or failure will be determined by creating alliances with oil and gas producers who need our technology.  It is our intent to sell stock or borrow from friends of the company. Management believes that there may be a strategic alliance with another oil company, which has sustainable revenue and could raise additional capital by selling its common stock.

At March 31, 2009, we had no cash and a working capital deficit of $424,907. The primary source of cash comes from our owners and management.

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

Results of Operations

We have no revenues in the periods ended March 31, 2009 and 2008. In the periods ended March 31, 2009 and 2008, we incurred net losses of $37,695 and $12,109. From February 27, 2007 (inception date) to March 31, 2009 we incurred a net loss of $130,980. Overall, operating expenses increased due to an increase in professional fees related to legal and accounting fees, and the amortization of the newly acquired patent. These expenses were offset by a decrease in mineral property costs due to the Company’s decision to discontinue pursuing mineral properties research and development.

Business

Our business is to use, sell and produce our patent and patent pending technologies, providing an environmentally safe and cost-effective method that maximizes oil production from existing oil wells. Marketing this technology strategically allows us to benefit from worldwide demand for oil, resulting in significant growth in both revenues and profits for the company. Our goal is to provide solutions to help minimize U.S. dependence on foreign oil; thus providing innovative solutions to the world that will recover dormant lying crude oil in reserves all around the world.

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

1.
Thermal recovery, which involves the introduction of heat such as the injection of steam to lower the viscosity, or thin, the heavy viscous oil, and improve its ability to flow through the reservoir. Thermal techniques account for over 50 percent of U.S. EOR production, primarily in California.

2.
Gas injection, which uses gases such as natural gas, nitrogen, or carbon dioxide that expand in a reservoir to push additional oil to a production wellbore, or other gases that dissolve in the oil to lower its viscosity and improves its flow rate. Gas injection accounts for nearly 50 percent of EOR production in the United States.

3.
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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective even though we failed to file this Form 10-Q in a timely manner.  We failed to file this Form 10-Q in a timely manner as a result of obtaining a valuation of patents that we acquired on March 11, 2009.  The valuation was necessary to complete our financial statements for the period ending March 31, 2009.  We believe the foregoing will not occur in the future.  As a result, we have not made any changes to our disclosure controls and procedures;  Further, were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.	OTHER EVENTS

At September 10, 2008, the Company effected a 11.5:1 forward stock split of the authorized, and outstanding common stock. As a result, the authorized shares of common stock increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 1,150,000,000 shares of common stock with a par value of $0.00001 per share. The issued and outstanding shares of common stock increased from 8,600,000 shares to 98,900,000 shares. The information contained in this report reflects the stock split.

On November 25, 2008, the Company entered into a preliminary Asset Purchase Agreement (the “Agreement”) with AM Oil Resources & Technology Inc., (the “Vendor”) to acquire two patents for technologies that maximize oil production from existing oil wells. The purchase agreement was finalized on March 11, 2009. The amended terms include:

ii)	issued 30,000,000 restricted common stock to the Vendor;
iii)
issued a $500,000 note to the Vendor, in the amount of $500,000 payable in 25 monthly payments of $20,000 beginning April 30, 2009, and ending on April 30, 2011. Each monthly payment is provided a 30 day grace period, though the total $500,000 must be paid prior to April 30, 2011. The Company failed to make the initial payment and subsequent payments. The note holder granted a waiver until July 31, 2009. Because the waiver does not cover the remaining 12-month period, the entire balance of the debt is shown as a current liability.

On February 18, 2009, the Company reduced the authorized shares of common stock from 1,150,000,000 shares of common stock with a par value of $0.00001 per share to 150,000,000 shares of common stock with a par value of $0.00001 per share. The authorized shares of preferred stock will remain unchanged.

On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the President of the Company.

On February 22, 2009, the Company issued 30,000,000 shares of the Company’s common stock pursuant to the Agreement.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of June, 2009.

AM OIL RESOURCES & TECHNOLOGY INC.

BY:	KEITH A. JOHNSON
Keith A. Johnson, President, Principal ExOfficer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a memberof the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.