Form 10-Q
period 2009-06-30
AM OIL RESOURCES & TECHNOLOGY INC.
filed 2009-08-14
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,400,000 as of August 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
June 30, 2009

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets

Cash and cash equivalents	$187	$9,791

Prepaid expenses	2,000	–

Total Current Assets	2,187	9,791

Intangible assets	4,951,250	–

Total Assets	$4,953,437	$9,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	91,613	47,704
Accounts payable– related party	1,994	-
Accrued liabilities	5,295	3,875
Note payable	443,448	–

Total Current Liabilities	542,350	51,576

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value, 71,400,000 and 98,900,000 shares issued and outstanding	714	989

Additional Paid-in Capital	4,712,581	50,511

Deficit Accumulated During the Exploration Stage	(302,208)	(93,285)

Total Stockholders’ Equity (Deficit)	4,411,087	(41,785)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,953,437	$9,791

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses
(unaudited)

			Six months ended June 30,		Period from
	Three months ended June 30,				February 27, 2007
					(Inception)
					To June 30,
	2009	2008	2009	2008	2009

Costs and Expenses

Amortization	$ 127,500	$ –	$ 148,750	$ –	$ 148,750
General and Administrative	16,187	–	31,002	–	36,977
Management fees	9,000	–	9,000	–	9,000

Total costs and expenses	(152,687)	–	(188,752)	–	(194,727)

Interest expense	(18,541)	–	(20,243)	–	(20,243)
Foreign currency exchange gain	–	–	72	–	72

Loss Before Discontinued Operations	(171,228)	(16,887)	(208,923)	(28,994)	(214,898)

Loss from discontinued operations:

Discontinued operations	–	(16,887)	–	(28,994)	(87,310)

Net Loss	$ (171,288)	$ (16,887)	$ (208,923)	$ (28,994)	$ (302,208)

Net Loss Per Share – Basic and Diluted:

Discontinued Operations	N/A	$ 0.00	N/A	$ 0.00
Net Loss	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Shares Outstanding–Basic and Diluted	71,400,000	8,600,000	79,452,000	8,600,000

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
	Six months ended June 30,		February 27, 2007
			(Date of Inception)
			To June 30,
	2009	2008	2009

Operating Activities

Net loss	$(208,923)	$(28,994)	$(302,208)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	3,000	10,500
Accretion of discount on promissory note	20,243	–	20,243
Amortization	148,750	–	148,750

Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	(1,224)	(2,000)
Account payable	28,912	10,626	53,803
Accrued liabilities	1,420	1,767	5,295
Due to related party	1,994	–	1,994
Net Cash Used in Operating Activities	(9,604)	(14,825)	(63,623)

Financing Activities
Issuance of common stock	–	–	41,000
Due to related party	–	–	22,810
Net Cash Provided by Financing Activities	–	–	63,810

Increase (Decrease) in Cash	(9,604)	(14,825)	187

Cash – Beginning of Period	9,791	30,841	–

Cash – End of Period	$187	$16,016	$187

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$–	$–	$22,810
Common stock issued for intangible assets	$4,676,795	$–	$4,676,795
Note payable issued for intangible assets	$500,000	$–	$500,000
Discount on note payable	$(76,795)	$–	$(76,795)
Repurchase of common stock	$15,000	$–	$15,000

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

1.	Basis of Presentation

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company has working deficit of $540,163 and an accumulated deficit of $302,208. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Because the Company’s stock is not actively traded, the patents were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents. Based on the model, the patents were valued at $5,100,000 and are being amortized using the straight-line method over the life of the patents. Amortization expense totaled $148,750 for the six months ended June 30, 2009. There was no amortization during 2008.

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

The note does not have a stated interest rate and was therefore discounted using a rate of 15%. The present value of the note payable was recorded and the difference between the discounted rate and the face value will be accreted into interest expense over the life of the note. Consequently, the Company recorded a discount of $76,795 related to the note. During the six months ended June 30, 2009, interest expense totaled $20,243 related to the accretion of the discount, bringing the carrying value of the note to $443,448 at June 30, 2009. There was no amortization during 2008.

5.	Related Party Transactions

a)	At June 30, 2009 and December 31, 2008, the Company is indebted to a director of the Company for $1,994 and $nil, respectively, representing expenditures paid on behalf of the Company.

b)
During the six month period ended June 30, 2009 and 2008, the Company recognized $nil and $3,000, respectively, for management services at $500 per month provided by the former President of the Company.  These services were terminated in November 2008.

c)
At June 30, 2009 and December 31, 2008, the Company is indebted to a former director of the Company for $23,445 and $22,810, respectively, representing expenditures paid on behalf of the Company. The former director resigned as director and officer on November 25, 2008, and amounts due to the former director were reclassified to accounts payable.

d)
On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the former President of the Company in consideration for $15,000.  As at June 30, 2009, the amount is include in accounts payable.

6.	Common Stock

a)
The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of June 30, 2009 and December 31, 2008, there was no preferred stock issued and outstanding.

b)
On February 18, 2009, the Company reduced the authorized shares of common stock from 1,150,000,000 shares of common stock with a par value of $0.00001 per share to 150,000,000 shares of common stock with a par value of $0.00001 per share. The authorized shares of preferred stock will remain unchanged.

c)
On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the former President of the Company in consideration for $15,000.  As at June 30, 2009, the amount is include in accounts payable.

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

The results of discontinued operations are summarized as follows:

	For the	For the	Period from
	Three months	Six Months	February 27, 2007
	Ended	Ended	(Inception)
	June 30,	June 30,	To June 30,
	2008	2008	2009

Expenses

General and administrative	$2,163	$5,736	$20,041
Mineral property costs	–		16,000
Professional fees	14,724	23,258	51,269

Net Loss from Discontinued Operations	$(16,887)	$(28,994)	$(87,310)

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

Results of Operations

As of June 30, 2009, our total assets were $4,953,437 and our total liabilities were $542,350.  Total assets increased from December 31, 2008 by $4,943,646 and total liabilities increased from by $490,774.  This is mainly due to the independent patent valuation.  Because the Company’s stock is not actively traded, the patents were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents. Based on the model, the patents were independently valued at $5,100,000 and are being amortized using the straight-line method over the life of the patents. Amortization expense totaled $148,750 for the six months ended June 30, 2009. There was no amortization during 2008.

We have no revenues in the periods ended June 30, 2009 and 2008.  In the six month periods ended June, 2009 and 2008, we incurred net losses of $208,923 and $28,994.  From February 27, 2007 (inception date) to June 30, 2009 we incurred a net loss of $302,208.  Overall, operating expenses increased due to an increase in professional fees related to legal and accounting fees.  These expenses were offset by a decrease in mineral property costs due to the Company’s decision to temporarily discontinue pursuing mineral properties research and development.

Limited Capital

We intend to use our limited cash to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.  Furthermore, our ability to execute on these business objectives may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 25, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with AM Oil Resources & Technology Inc., (the “Vendor”) to acquire two patents for technologies that maximize oil production from existing oil wells.  The closing date of the Agreement was December 22, 2008.

In consideration for the acquisition of the patents, the Company shall:

ii)	issue 30,000,000 restricted common stock to the Vendor;
iii)	pay $500,000 to the Vendor within 60 days of signing the Agreement and $500,000 in 3 equal instalments over three years;
iv)	pay a 5% royalty to the Vendor from the sale of every unit sold domestically and internationally.

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

On March 11, 2009, the Company amended the Agreement to reduce the cash payment to the Vendor to $500,000 payable in 25 monthly payments of $20,000 beginning April 30, 2009, and ending on April 30, 2011.  Each monthly payment is provided a 30 day grace period, though the total $500,000 must be paid prior to April 30, 2011.

                On July 20, 2009, Patricia Traczykowski was appointed to our board of directors and was appointed our president, principal executive officer, treasurer, principal financial officer and principal accounting officer.

                On July 20, 2009 Keith Johnson resigned as our president, principal executive officer, treasurer, principal financial officer, and principal accounting officer and as a member of the board of directors.   Further, on the same date, Greg Brown resigned as a member of our board of directors.

                From February 27, 2007 to November 25, 2008, Ms. Traczykowski was our president, principal executive officer, treasurer, principal financial officer and principal accounting officer and a member of the board of directors.

                Since June 4, 2007, Ms. Traczykowski has been the sole officer and director of our wholly owned subsidiary corporation, Aventerra Explorations Ltd., a corporation organized under the laws of England.   Since March 2007, Ms. Traczykowski has operated her own consultancy company called Community Regeneration Consultancy, which is focused on delivering economic development and regeneration projects in London, England. Clients include London New Deal for Communities (NDC), Cheswold Park Hospital, London Chamber of Commerce and London Primary Care Trust (NHS). From June 2004 to February 2007, Ms. Traczykowski worked as the Project Manager for the London Chamber of Commerce where she was responsible in assisting certain disadvantaged communities raise their standards of living by implementing sustainable economic programs. Prior to this position, Ms. Traczykowski was a Personal Advisor to Reed in Partnership, which is a government funded employment and enterprise project in London, England. From November 2003 to June 2004 her role at Reed in Partnership was to assist parents who are dependent on Social Income, and aid them back into sustainable employment. Before this, Ms. Traczykowski worked as a Training Consultant with Norwich Union, in London, England. From January 2002 to November 2003, she worked at a Senior Staff level in charge of staff training and managing the Business Learning Center.

                Also on July 20, 2009 the board of directors resolved that on May 22, 2009 Mr. Anthony Miller’s appointment is -void as a matter of law since a quorum of the board was not present in order to conduct business.  As the Secretary and the President at that time did not comply with Article II, Section 7 of our bylaws.  Article II, Section 7 of the bylaws requires a majority of the board to be present in order to constitute a quorum of the board of directors.   A majority of the board of directors were not present.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2009.

AM OIL RESOURCES & TECHNOLOGY INC.

BY:	PATRICIA TRACZYKOWSKI
Patricia Traczykowski, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.