Form 10-Q/A
period 2009-03-31
Medical Care Technologies Inc.
filed 2010-04-09
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,400,000 as of June 16, 2009.

Table of Contents

10-Q - AM OIL RESOURCES & TECHNOLOGY INC. FORM 10-Q FOR MARCH 31, 2009

PART I

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4.	CONTROLS AND PROCEDURES.

PART II.

ITEM 1A.	RISK FACTORS
ITEM 5.	OTHER EVENTS
ITEM 6.	EXHIBITS.
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc. )
(An Exploration Stage Company)
March 31, 2009

Amendment Explanation: On November 17, 2009, it was determined that patents which were to be transferred to the Company by a Vendor had expired for failure to pay maintenance fees by the holder of the patents, thus leaving the patents open to the public domain. It was determined that US Patent No. 5979549 expired for failure to pay a maintenance fee on November 11, 2007 and US Patent No. 6129148 expired for failure to pay a maintenance fee on October 10, 2008. The Company did not have good and marketable title to these assets. The Vendor did not own and failed to assign the patents to the Company, being US Patent No. 5979549 and US Patent No. 6129148. As a result, the Vendor did not have clear title to convey ownership of the patents. Consequently, the Company never received title to these patents and due to the breach by the Vendor, the Company was never obligated to pay the $500,000 or issue the 30,000,000 shares pursuant to an agreement with the Vendor. The shares and the debt were cancelled by the Company and no payments the Company were made pursuant to the agreement.

Because the Company never received title, the Company determined that it never owned the assets, which resulted in an error in the first two quarters of 2009. As a result, this quarterly reports on Form 10-Q is being amended and restated to remove the patent asset and related debt. In addition, the cancellation of common stock issued in connection with this transaction was reflected in the amended quarterly filings.

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

		December
	March 31,	31,
	2009	2008
	(Restated)
ASSETS

Current Assets

Cash and cash equivalents	$–	$9,791

Total Assets	$–	$9,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank overdraft	$2,006	$–
Accounts payable	39,499	24,891
Accounts payable – related party	23,445	22,810
Accrued liabilities	6,578	3,875

Total Current Liabilities	71,528	51,576

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value, 41,400,000 and 98,900,000 shares issued and outstanding	414	989

Additional Paid-in Capital	36,086	50,511

Deficit Accumulated During the Exploration Stage	(108,028)	(93,285)

Total Stockholders’ Deficit	(71,528)	(41,785)

Total Liabilities and Stockholders’ Deficit	$–	$9,791

(The accompanying notes are an integral part of these consolidated financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses
(unaudited)

					Period from
					February 27, 2007
					(Inception)
		Three months ended March 31,			To March 31,
		2009		2008	2009
		(Restated)			(Restated)
Expenses

General and Administrative		$14,815		$–	$20,790

Total costs and expenses		14,815		–	20,790

Foreign currency exchange loss		(72)		–	(72)

Net Loss Before Discontinued Operations		(14,743)		–	(20,718)

Loss from Discontinued Operations

Discontinued Operations (Note 6)		–		(12,107)	(87,310)

Net Loss		$(14,743)		$(12,107)	$(108,028)

Net Loss Per Share – Basic and Diluted:

Discontinued Operations		N/A		$(0.00)	N/A
Net Loss	$	(0.00)	$	(0.00)	N/A

Weighted Average Common Shares Outstanding – Basic and Diluted		75,261,000		98,900,000	N/A

(The accompanying notes are an integral part of these consolidated financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
			February 27,
			2007
			(Date of
			Inception)
	Three months ended March 31,		To March 31,
	2009	2008	2009
	(Restated)		(Restated)

Operating Activities

Net loss for the period	$(14,743)	$(12,107)	$(108,028)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	1,500	10,500

Changes in operating assets and liabilities:
Prepaid expenses	–	(1,224)	–
Account payable	243	2,127	25,134
Accrued liabilities	2,703	1,534	6,578
Net Cash Used in Operating Activities	(11,797)	(8,170)	(65,816)

Financing Activities
Bank overdraft	2,006	–	2,006
Issuance of common stock	–	–	41,000
Due to related party	–	–	22,810
Net Cash Provided by Financing Activities	2,006	–	65,816

Decrease In Cash	(9,791)	(8,170)	–

Cash – Beginning of Period	9,791	30,841	–

Cash – End of Period	$–	$22,671	$–

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$–	$–	$22,810
Repurchase of common stock	15,000	–	15,000

(The accompanying notes are an integral part of these consolidated financial statements)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company has working deficit and an accumulated deficit. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Based on our findings, we never owned the patents and recording this transaction in the first quarter was in error. As a result, we are restating the March 31, 2009 financial statements filed on Form 10-Q to correct this error in those prior periods. The effect of the restatement is to derecognize the patent asset and related liability, as well as cancel the 30,000,000 shares issued under the Agreement.

The following tables illustrate the effects of the restatement on the March 31, 2009 financial statements:

Statement of Expenses
	Three months ended March 31, 2009
	As Reported	Adjustments		As Restated

Expenses
Amortization	$21,250	$(21,250)		$–
Other income (expense):
Interest expense	1,702	(1,702)		–
Net loss	$(37,695)	$22,952		$(14,743)

Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average common shares outstanding: Basic and diluted	87,594,000	12,333,000		75,261,000

Statement of Cash Flows
	Three months ended March 31, 2009
	As Reported	Adjustments		As Restated

Operating Activities
Net Loss	$(37,695)	$22,952		$(14,743)
Accretion of discount on promissory note	1,702	(1,702)		–
Amortization	21,250	(21,250)		–
Net Cash Used in Operating Activities	$(11,797)	$–		$(11,797)

Balance Sheet
		March 31, 2009
		Current Year
	As Reported	Adjustments		As Restated
ASSETS
Intangible assets	$5,078,750	$(5,078,750)	$
Total assets	$5,078,750	$(5,078,750)	$

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$424,907	$(424,907)		$–
Total liabilities	496,435	(424,907)		71,528
Stockholders’ equity (deficit)
Common Stock	714	(300)		414
Additional Paid-In Capital	4,712,581	(4,676,495)		36,086
Retained earnings (deficit)	(130,980)	22,952		(108,028)
Total stockholders’ equity (deficit)	4,582,315	(4,653,843)		(71,528)
Total liabilities and stockholders’ equity (deficit)	$5,078,750	$(5,078,750)		$–

4.	Related Party Transactions

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

The results of discontinued operations are summarized as follows:

	For the	For the	Period from
	Three months	Three Months	February 27, 2007
	Ended	Ended	(Inception)
	March 31,	March 31,	To March 31,
	2009	2008	2009

Expenses

Other general and administrative	$–	$3,573	$20,041
Mineral property costs	–		16,000
Professional fees	–	8,534	51,269

Net Loss from Discontinued Operations	$–	$(12,107)	$(87,310)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues and we do not anticipate generating revenues until we begin selling, marketing and implementing our technology. Accordingly, we must raise cash from sources other than the sale of equipment or by developing strategic alliances with other oil and gas producers. Our only other source for cash at this time is investment in our private placement. Our success or failure will be determined by creating alliances with oil and gas producers who need our technology. It is our intent to sell stock or borrow from friends of the company. Management believes that there may be a strategic alliance with another oil company, which has sustainable revenue and could raise additional capital by selling its common stock.

At March 31, 2009, we had no cash and a working capital deficit of $71,528. The primary source of cash comes from our owners and management.

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

Results of Operations

We have no revenues in the periods ended March 31, 2009 and 2008. In the periods ended March 31, 2009 and 2008, we incurred net losses of $14,743 and $12,107. From February 27, 2007 (inception date) to March 31, 2009 we incurred a net loss of $108,028. Overall, operating expenses increased due to an increase in professional fees related to legal and accounting fees. These expenses were offset by a decrease in mineral property costs due to the Company’s decision to discontinue pursuing mineral properties research and development.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective given our error in evaluating patents which we were to acquire and the late filings of this Form 10-Q in a timely manner. We failed to file this Form 10-Q in a timely manner as a result of obtaining a valuation of patents that we acquired on March 11, 2009. The valuation was necessary to complete our financial statements for the period ending March 31, 2009. We believe the foregoing will not occur in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of April, 2010.

AM OIL RESOURCES & TECHNOLOGY INC.

BY:	/s/ Ning C. Wu

Ning C. Wu,
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit
No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.