Form 10-Q/A
period 2009-06-30
Medical Care Technologies Inc.
filed 2010-04-09
CIK 1404593

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,400,000 as of August 14, 2009.

Table of Contents

10-Q - AM OIL RESOURCES & TECHNOLOGY INC. FORM 10-Q FOR JUNE 30, 2009

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

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
	(Restated)

ASSETS

Current Assets

Cash and cash equivalents	$187	$9,791

Prepaid expenses	2,000	–

Total Assets	$2,187	$9,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	91,613	47,701
Accounts payable– related party	1,994	-
Accrued liabilities	5,295	3,875

Total Current Liabilities	98,902	51,576

Stockholders’ (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value, 41,400,000 and 98,900,000 shares issued and outstanding	414	989

Additional Paid-in Capital	36,086	50,511

Deficit Accumulated During the Exploration Stage	(133,215)	(93,285)

Total Stockholders’ Deficit	(96,715)	(41,785)

Total Liabilities and Stockholders’ Deficit	$2,187	$9,791

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses
(unaudited)

					Six months ended June 30,			Period from
	Three months ended June 30,							February 27, 2007
								(Inception)
								To June 30,
	2009		2008		2009		2008	2009
	(Restated)				(Restated)			(Restated)

Expenses

General and Administrative	$16,187		$–		$31,002		$–	$36,977
Management fees	9,000		–		9,000		–	9,000

Total costs and expenses	(25,187)		–		(40,002)		–	(45,977)

Foreign currency exchange gain	–		–		72		–	72

Loss Before Discontinued Operations	(25,187)		(16,887)		(39,930)		(28,994)	(45,905)

Loss from discontinued operations:

Discontinued operations	–		(16,887)		–		(28,994)	(87,310)

Net Loss	$(25,187)		$(16,887)		$(39,930)		$(28,994)	$(133,215)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	$	(0.00)		N/A	$	(0.00)
Net Loss	$(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted Average Common Shares Outstanding– Basic and Diluted	41,400,000		8,600,000		58,237,000		8,600,000

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

AM Oil Resources & Technology Inc.
(Formerly Aventerra Explorations Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
			February 27,
	Six months ended June 30,		2007
			(Date of
			Inception)
			To June 30,
	2009	2008	2009
	(Restated)		(Restated)

Operating Activities

Net loss	$(39,930)	$(28,994)	$(133,215)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	3,000	10,500

Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	(1,224)	(2,000)
Account payable	28,912	10,626	53,803
Accrued liabilities	1,420	1,767	5,295
Due to related party	1,994	–	1,994
Net Cash Used in Operating Activities	(9,604)	(14,825)	(63,623)

Financing Activities
Issuance of common stock	–	–	41,000
Due to related party	–	–	22,810
Net Cash Provided by Financing Activities	–	–	63,810

Increase (Decrease) in Cash	(9,604)	(14,825)	187

Cash – Beginning of Period	9,791	30,841	–

Cash – End of Period	$187	$16,016	$187

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$–	$–	$22,810
Repurchase of common stock	$15,000	$–	$15,000

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

Effective this quarter, the Company implemented Accounting Standard Codification (ASC) 855 Subsequent Events (“ASC855”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company has working deficit and an accumulated deficit. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Based on our findings, we never owned the patents and recording this transaction in the first quarter was in error. As a result, we are restating the June 30, 2009 financial statements filed on Form 10-Q to correct this error in those prior periods. The effect of the restatement is to derecognize the patent asset and related liability, as well as cancel the 30,000,000 shares issued under the Agreement.

The following tables illustrate the effects of the restatement on the June 30, 2009 financial statements:

Statement of Expenses
	Six months ended June 30, 2009
	As Reported	Adjustments	As Restated
Costs and Expenses
Amortization	$148,750	$(148,750)	$–
Other income (expense):
Interest expense	20,243	(20,243)	–
Net loss	$(208,923)	$168,993	$(39,930)
Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	79,452,000	(21,215,000)	58,237,000

Statement of Expenses
	Three months ended June 30, 2009
	As Reported	Adjustments	As Restated
Costs and Expenses
Amortization	$127,500	$(127,500)	$–
Other income (expense):
Interest expense	18,541	(18,541)	–
Net loss	$(171,228)	$(146,041)	$(25,187)
Net Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	71,400,000	(30,000,000)	41,400,000

Statement of Cash Flows
	Six months ended June 30, 2009
	As Reported	Adjustments	As Restated

Operating Activities
Net Loss	$(208,923)	$168,993	$39,930
Accretion of discount on promissory note	20,243	(20,243)	–
Amortization	148,750	(148,750)	–
Net Cash Used in Operating Activities	$(9,604)	$–	$(9,604)

Balance Sheet
	June 30, 2009
		Current Year
	As Reported	Adjustments	As Restated

ASSETS
Intangible assets	$4,951,250	$(4,951,250)	$–
Total assets	$4,953,437	$(4,951,250)	$2,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$443,448	$(443,448)	$–
Total liabilities	542,350	(443,448)	98,902
Stockholders’ equity
Common Stock	714	(300)	414
Additional Paid-In Capital	4,712,581	(4,676,495)	36,086
Retained earnings (deficit)	(302,208)	168,993	(133,215)
Total stockholders’ deficit	4,411,087	(4,507,802)	96,715

Total liabilities and stockholders’ equity	$4,953,437	$(4,951,250)	$2,187

4.	Related Party Transactions

	a)	At June 30, 2009 and December 31, 2008, the Company is indebted to a director of the Company for $1,994 and $nil, respectively, representing expenditures paid on behalf of the Company.

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

The results of discontinued operations are summarized as follows:

			Period from
	For the	For the	February 27,
	Three months	Six Months	2007
	Ended	Ended	(Inception)
	June 30,	June 30,	To June 30,
	2008	2008	2009

Expenses

General and administrative	$2,163	$5,736	$20,041
Mineral property costs	–		16,000
Professional fees	14,724	23,258	51,269

Net Loss from Discontinued Operations	$(16,887)	$(28,994)	$(87,310)

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

Results of Operations

As of June 30, 2009, our total assets were $2,187 and our total liabilities were $98,902. Total assets decreased from December 31, 2008 by $7,604 and total liabilities increased from by $47,326. This is mainly due to the independent patent valuation. Because the Company’s stock is not actively traded, the patents were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents.

We have no revenues in the periods ended June 30, 2009 and 2008. In the six month periods ended June, 2009 and 2008, we incurred net losses of $39,930 and $28,994. From February 27, 2007 (inception date) to June 30, 2009 we incurred a net loss of $133,215. Overall, operating expenses increased due to an increase in professional fees related to legal and accounting fees. These expenses were offset by a decrease in mineral property costs due to the Company’s decision to temporarily discontinue pursuing mineral properties research and development.

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

ITEM 4.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on the 9th day of April, 2010.

AM OIL RESOURCES & TECHNOLOGY INC.

BY:	NING C. WU
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