Form 10-K
period 2009-12-31
Medical Care Technologies Inc.
filed 2010-04-12
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number 000-53665

MEDICAL CARE TECHNOLOGIES INC.
(Formerly AM Oil Resources and Technology)

Nevada
(State or other jurisdiction of incorporation or organization)

Room 1201, No. 2 Building
Beixiaojie, Dongzhimen Nei
Beijing, China 10009
(Address of Principal Executive Offices, including zip code)

(8610)6407 0580
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009: $5,176,500.

The registrant had 98,900,000 shares of common stock outstanding as of March 31, 2010.

PART I

ITEM 1.	BUSINESS

General

We were incorporated in the State of California on February 27, 2007 as Aventerra Explorations Inc. On December 3, 2008, we changed our name to AM Oil Resources and Technology Inc. On September 28, 2009, we incorporated a wholly owned State of Nevada subsidiary, Medical Care Technologies Inc. (the “Company”), for the sole purpose of effecting a name change. On October 13, 2009, we filed Articles of Merger with the Nevada Secretary of State to effect a merger with the subsidiary and assume the subsidiary’s name. On November 20, 2009, the Financial Industry Regulatory Authority (FINRA) informed us that the name change had been processed and had taken effect and, in conjunction with the name change, a new trading symbol “MDCE” had been granted.

We are a Developing Stage Company, as defined by the Accounting Standard Codification (“ASC”) ASC 915-15 “Accounting and Reporting by Development Stage Enterprises.”

We are a Chinese medical technology company engaged principally in the development and maintenance of secure medical information systems used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.

On November 25, 2008 we entered into a preliminary agreement to acquire two patents from AM Oil Resources & Technology Inc., a California corporation ("AM Oil"). This agreement was significantly modified and deemed final on March 11, 2009. In consideration for the acquisition of the patents, we were required to issue thirty million (30,000,000) post split fully paid and non-assessable restricted shares of our common stock, plus $500,000 cash paid directly to AM Oil over the course of the next 3 years, together with a 5% royalty to be paid from the sale of every unit sold domestically and internationally. Subsequent to this agreement we changed our name to AM Oil Resources & Technology Inc.

Our mission, at that time, was to use, sell and produce our patent and patent pending technologies, providing an environmentally safe and cost-effective method that maximized oil production from existing oil wells. Marketing this technology strategically, we believed, would allow us to benefit from worldwide demand for oil, resulting in significant growth in both revenues and profits for the company. Our goal then was to provide solutions to help minimize U.S. dependence on foreign oil; thus providing innovative solutions to the world that will recover dormant lying crude oil in reserves all around the world.

Our patented technology was characterized as a portable steam generator unit or apparatus. The unit was equipped with a drumless boiler, water softener system, diesel powered electric generator, high pressure pump, low emission 5-25 million BTU per hour burner, computerized control panel and hot water generator system. The unit was capable of delivering hot water and steam at temperatures of up to 500º F to well depths of 2,500 feet or less. The system was powered by variable fuels to heat water pumped from a groundwater aquifer. The complete system had the ability to deliver variable water temperature, pressure and volume to meet a wide variety of recovery applications.

The American Society of Mechanical Engineers (“ASME”) had certified that the innovative boiler design was built in full conformity with their current standards relating to the production of steam boilers and/or generators.

This technology was designed to stimulate marginally producing stripper oil wells to profitable production levels and to maintain them producing profitably. This complete process was designed to reduce the viscosity of the oil in the reservoir with heat, in the form of steam. This methodology allowed the reservoir oil to flow more readily to the surface, which would enhance the oil production process.

The Company's immediate target market were the operators of approximately 400,000 "marginal or stripper " wells in the United States which produced less than 10 bpd. International opportunities also existed for use of this technology. Once the production of these wells dwindled below a profitable level, the operators were left with two options, increase production to paying quantities or abandon the wells and cease production.

On November 17, 2009, it was determined that the patents had expired for failure to pay maintenance fees by the holder of the patents, thus leaving the patents open to the public domain. It was determined that US Patent No. 5979549 expired for failure to pay a maintenance fee on November 11, 2007 and US Patent No. 6129148 expired for failure to pay a maintenance fee on October 10, 2008. We did not have good and marketable title to the Assets. The Vendor did not own and failed to assign the Assets to us, being US Patent No. 5979549 and US Patent No. 6129148. It was for this reason that the Agreement was terminated and the 30,000,000 shares issued to the Vendor were canceled.

On October 6, 2009, the Company entered into a letter of intent to acquire 100% of the medical care technologies and software held by Great Union Corporation (“Great Union”), a Hong Kong corporation, by way of a reverse merger. On January 9, 2010, the Company entered into the Asset Acquisition Agreement with Great Union to acquire Great Union’s various technologies associated with the development and maintenance of secure information systems. In consideration, the Company agreed to issue 57,300,000 shares of its common stock as of the closing date. The common stock issued pursuant to the terms and conditions set forth in this Agreement will have such hold periods as are required under applicable securities laws and as a result may not be sold, transferred or otherwise disposed, except pursuant to an effective registration statement under the Securities Act. On February 1, 2010, the Company cancelled 57,300,000 units of common stock from the President of the Company and issued these shares to Great Union.

Our current operations consist of three business segments: Medical Management Software Systems, Medi-Clinics and Pharmaceutical and Nutraceutical Products.

Medical Management Software Systems

We produce an array of standardized and secure medical management software systems that can be used in a wide range of healthcare settings to electronically connect the healthcare industry with the consumer. They include healthcare monitoring devices for glucose monitoring and cardiovascular monitoring and solutions, among others. The primary customers served by our software systems are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; pharmaceutical companies; and healthcare providers.

We expect to serve the healthcare industry through the following products and services described below:

E-Management Solution #1: We have developed and expect to deploy a secure software information platform called the Med-Suite™ Professional Practice Management information system. Med-Suite™ is geared for usage mainly by healthcare providers such as physicians and nurses in hospitals, nursing homes and clinics. Med-Suite™ in combination with a secure browser based application simplifies workflows, decreases costs and improves the quality of doctor-patient care. Our e-management solution addresses the growing needs of healthcare providers to manage and communicate administrative and clinical data in a cost-effective manner. Med-Suite™ saves the healthcare provider time and money by automating repetitive, labor-intensive administrative and clinical procedures such as: (i) scheduling; (ii) computer-based patient records and encounters tracking; and (iii) multi-site access and data integration. We expect to generate a revenue stream with this service by charging hospitals, nursing homes and doctor’s clinics for purchase installation and maintenance or hosting of Med-Suite™.

E-Management Solution #2: Our second information systems product we have developed is the Tele-Health™ Suite. Tele-Health™ functions similarly to a hospital or doctor’s chart and is an interactive record to communicate patient data between (i) healthcare providers and; (ii) healthcare providers and patients for more efficient and effective treatment support, management and monitoring of the patient’s health.

CareBox™ Concept: The CareBox™ concept is an innovative and powerful product specifically designed for persons needing Tele-Health™ but who do not have access to the necessary computer hardware. The CareBox™ is a personal internet communication device that functions as the interface to the subscriber based network. Our Company’s network will provide users access to telecommunication, tele-medicine applications and product access. The CareBox™ is revolutionary in the development of healthcare service delivery to the individual subscriber.

a)

CareBox™-Mediated Tele-Health™ System: The CareBox™ system offers the convenience of remote, real-time, audio-visual communication between patient and healthcare personnel. It offers a complete medical assessment, diagnosis, and treatment from a remote location. The CareBox™ processes on-site collections of physiological measurements and provides bi-directional audio-video communication.

b)

CareBox™ Design: (i) CareBox™ Bluetooth software requirements installed to mobile computing devices; (ii) compatible with iPhone, BlackBerry and other mobile cellular phone protocols and; (iii) enables wireless upload of personal medical information from compatible medical and wellness monitoring devices.

c)

CareBox™ Usage: Using a secure online facility, healthcare providers (doctors, nurses) can admit and assess patients, and subsequently create and revise individual healthcare plans. Attachments can be made to the CareBox™, for monitoring blood-oxygen levels, temperature, blood pressure, pulse, as well as blood glucose levels. If readings are outside normal limits, the system will initiate a pre-programmed response and instruction for client intervention will be given. The system provides continuous monitoring at home for our clients, which serves to lengthen the period of time a person can live independently, while reducing the number of re-admissions to care facilities. We believe this method consequently lowers the cost of care for individuals and their community.

Retail Pharmacies and Retail Medical Clinics

The company plans to open high quality professional, and convenience retail pharmacies and also retail medical clinics. Within the pharmacies, we plan to have the following merchandise: OTC drugs, nutritional supplements, herbal products, personal care products, family care products, as well as convenience products including consumable, seasonal and promotional items. Our customers shall also have access to our medical software and hardware systems.

Also the company plans to open retail medical clinics, with a specific view to treating patients with telemedicine as well as a traditional treatment format.

Pharmaceutical and Nutraceutical Products

It is our strategy to develop or source and sell high-quality pharmaceutical and nutraceutical products and a wide variety of other merchandise, including over-the-counter medicines, herbal products, personal care products, family care products in our planned Medi-Clinics, through our website, retail pharmacies and through established sales and distribution channels in China. We will also offer private label products, which we believe will distinguish us from our key competitors. Further, our target customers in this segment are retail pharmacies, pharmaceutical companies; hospitals; physicians’ office practices; consumers; and industrial and food microbiology laboratories. Med-Suite™, in concert with a person’s secure personal health record, will allow the medical professional to communicate pharmaceutical, administrative, clinical data in a cost-effective manner. We plan to use Med-Suite™ to provide marketing tools for pharmaceutical sales automation.

Within our medi-clinic and pharmacy operations, prescriptions will be analyzed, processed and documented by our proprietary prescription management systems. These systems will assist medical staff in processing prescriptions by automating tests for various items, including plan, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, and over-utilization.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we begin implementing our medical management software systems and devices in hospitals and clinics; ii) sourcing, marketing and selling pharmaceutical and nutraceutical products to healthcare providers and the general public and; iii) opening and serving patients in our pharmacies and medical clinics. Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. Our only other source for cash at this time is monies raised in our recent private placement. The cash we raised will allow us to stay in business for at least one quarter. Our success or failure will be determined by creating alliances with healthcare providers who need our medical technology, selling a large volume or our products and opening a number of medical clinics and pharmacies throughout China.

Executive Offices

Our executive offices are located at Room 1201, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, People’s Republic of China 10009. We currently lease approximately 600 square feet of space in a commercial building at 1,000RMB per month. We intend to renegotiate our office lease once it expires at the end of April 30, 2010.

Overview

On November 25, 2008, as Aventerra Explorations Inc., we entered into a preliminary agreement to acquire two patents from AM Oil Resources & Technology Inc., a California corporation ("AM Oil"). This agreement was significantly modified and deemed final on March 11, 2009. In consideration for the acquisition of the patents, we issued thirty million (30,000,000) post split fully paid and non-assessable restricted shares of our common stock, plus $500,000 cash to be paid directly to AM Oil over the course of the next three years, together with a 5% royalty to be paid from the sale of every unit sold domestically and internationally. Subsequent to this agreement, we changed our name to AM Oil Resources & Technology Inc.

In October 2009, we entered into a non-binding Letter of Intent (“LOI”) to acquire 100% of medical care technologies and software held by Great Union Corporation (“Great Union”), a Hong Kong corporation, by way of a reverse merger. In accordance with the letter of intent, Great Union must complete a foreign ownership structure in which the medical care technologies and software will be held by a company incorporated in the State of Nevada (the “Nevada Company”). We must exchange 38,400,000 shares of common stock for all of the outstanding common shares of the Nevada Company. In addition, we must cancel 57,300,000 shares of common stock held by the former President of the Company.

On September 28, 2009, we incorporated a wholly owned subsidiary, Medical Care Technologies Inc. in Nevada for the purpose of effecting a name change and on October 13, 2009, we merged with the subsidiary and assumed our current business name. On November 20, 2009, and in conjunction with the name change, a new trading symbol “MDCE” was granted to us.

On November 17, 2009, it was determined that the patents had expired for failure to pay maintenance fees by the holder of the patents, thus leaving the patents open to the public domain. It was determined that US Patent No. 5979549 expired for failure to pay a maintenance fee on November 11, 2007 and US Patent No. 6129148 expired for failure to pay a maintenance fee on October 10, 2008. We did not have good and marketable title to the Assets. The Vendor did not own and failed to assign the Assets to us, being US Patent No. 5979549 and US Patent No. 6129148. It was for this reason that the Agreement was terminated and the 30,000,000 shares issued to the Vendor were canceled.

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

Subsequent to the year ended December 31, 2009, we signed an Asset Acquisition Agreement (“Asset Agreement”) with Great Union. In consideration of the issuance of 57, 300,000 shares of our common stock, we acquired Great Union’s technologies associated with the development and maintenance of secure information systems which increase access to medical resources services, education and wellness, pharmaceutical and nutraceutical products.

With a new company name and trading symbol, our mission now is to offer affordable, standardized and secure software information systems to electronically connect healthcare providers, academic institutions, pharmaceutical and nutraceutical companies, alternative health companies and individual consumers with healthcare information, products and services in China. Initially, we aim to generate e-management revenues and nutraceutical and pharmaceutical product distribution revenues. Concurrent with and in addition to our e-health management systems and pharmaceutical and nutraceutical product revenue streams, we hope to add to our bottom line through branding and opening of medi-clinics throughout China.

Our Target Market

The primary targets for our e-management healthcare services as well as our pharmaceutical and nutraceutical products include the vertical markets of:

a)	Healthcare Professionals: i.e. the healthcare providers themselves who have a need to provide information to their patients or peers/associates; and

b)	HealthCare Institutions: i.e. all government and academic institutions that have a need to provide information to their staff, collaborators and patients.

Marketing and Promotion

Our marketing and promotion strategy is to build brand recognition to our medi-clinics and the products we plan to sell, increase patient/customer awareness and, therefore, patient/customer purchases to our products, attract new patients/customers, build strong patient/customer loyalty, maximize repeat customer visits and develop incremental revenue opportunities.

We plan to implement a marketing department to design our nationwide marketing efforts as well as to design regional promotions based on local demographics and market conditions. We also plan to launch single clinic promotional campaigns and community activities in connection with the openings of new clinics. In addition, we plan to offer special discounts and gift promotions for selected products periodically in conjunction with our suppliers’ marketing programs. We also plan to provide ancillary services such as providing free blood pressure measurements in our clinics.

We plan to design many of our promotion programs to encourage suppliers to invest resources to market their brands within our clinics. We plan to charge suppliers promotional fees in exchange for granting them the right to promote and display their products in our clinics during promotional periods. We believe that these types of promotions will improve patients’/customers’ shopping experience because suppliers provide purchasing incentives and information to help patients/customers to make informed purchase decisions.

We also plan to run advertisements periodically in selected regional and national newspapers to promote our private label brand and the products carried in our clinics. In selected regions, we plan to promote our private label brand and products using billboards and on the passenger compartments of subway trains. In all cases, we expect the advertising expenses to be borne by the manufacturers/suppliers of the products being advertised. We will aim to design our advertisements to promote our private label brand, our corporate image and the prices of products available for sale in our clinics. We are aware that such advertising is currently not subject to the series of measures regulating the advertising of pharmaceutical products recently adopted by the Chinese government.

Distribution of Products

We plan to market our pharmaceutical and nutraceutical products in the medi-clinics through independent distribution channels and directly to end-users by independent sales representatives.

We expect to lease warehouses that will operate as regional distribution centers for the purpose of serving our medi-clinics. We plan to have suppliers deliver products to our regional distribution centers, which in turn serve our medi-clinics in the region.

We expect the operations of our regional distribution centers, including inventory management and deliveries, to be integrated and coordinated by our integrated management information system. We believe that this will provide us with up-to-date product availability information so as to optimize our inventory management.

Our Strategies

We intend to implement the following strategies for Fiscal 2010:

Open Retail Pharmacies and Medical Clinics in Large and Fast-Growing Metropolitan Markets

We believe that locating clinics and pharmacies in desirable geographic markets is essential to competing effectively as well as maintaining and generating profitability. In 2010 and based upon successful financings, we plan to open new clinics mainly in metropolitan markets, including Shenzhen, Tianjin, Ningbo, Guangzhou and Dalian, in addition to surrounding areas of Shanghai and Beijing. We believe there is potential for growth in these cities as there are many under-penetrated local neighborhoods available for us to open and take some market share in these cities. Within our targeted cities, we plan to open stores in or near large residential communities to become the preferred community medi-clinic.

Capture Patient/ Customer Trust and Loyalty with Effective Marketing and Promotional Programs

We believe that a strong brand name is critical to winning customers’ trust in us and our products, as well as building customer loyalty and increasing customer visits to our medi-clinics in order to purchase our products. As a result, we intend to promote both our brand name and our private label products. Specifically, we will continue to deploy the following marketing and promotional initiatives:

  offering services that are carefully tailored to meet our patients’/customers’ healthcare needs, including integrated health programs focused on health supplements, weight management, diabetes, infant care and birth control;

  gain patient/customer loyalty by organizing community-based activities and targeted promotion programs;

  form an alliance with a number of promotional partners and develop promotional campaigns with these partners in order to increase awareness of our brand name and private label products; and

  advertise our brand and private label products in selected newspapers that service our targeted cities.

Offer Private Label Products

We intend to mostly promote our private label product offerings in order to emphasize the development of our brand identity in China and, hence to reach profitability. In particular, we plan to:

  sell a high assortment of private label products, especially high margin nutritional supplements and herbal products;

  develop and invest in multiple private label products targeted at various product categories, geographic regions and patient/customer groups; and

  offer a selection of high, medium and low price private label products within each product category in order to appeal to a broad range of customers.

We believe that with the recent regulatory changes implemented by the Chinese government, new opportunities have opened up which will allow us to openly market private label products.

Develop Solid Distribution Channels for our Products

We plan to develop a solid direct sales channel through a network of call centres and sales representatives.

Our goods and services will be well researched products substantiated by certified market researchers. With existing networks already firmly established, we estimate the ramp up time to take three to six months.

Install Management Information Systems in our Medical Clinics and Pharmacies

We plan to install our information management systems and processes in our future pharmacies and medi-clinics, which will streamline delivery and facilitate data mining and fully integrate information such as patients’ medical history, product selection, procurement, pricing, and distribution. Our management information system is expected to improve our data aggregation capabilities and facilitate our category management decisions, enabling us to fine-tune product selection, pricing, shelf space allocation and store replenishment and distribution center replenishment triggers. These features are expected to yield significant benefits to us in the form of lower costs and expenses related to procurement and distribution, improved product replenishment and increased real-time visibility of our inventory position, product mix and product movements, leading to increases in our gross profit.

Selectively Pursue Complementary Acquisitions

We plan to selectively acquire independently operated clinics that will help us to establish a presence in new markets. In particular, we plan to grow through acquisition in cities such as Beijing and Shanghai. We intend to screen acquisition opportunities by focusing on already existing clinics in prime, well-developed facilities and patient/customer bases which are commercially attractive.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and each will be devoting about 25% of his time or 10 hours per week to our operation. We currently have a Consultancy Agreement with the Chief Executive Officer. We expect to implement an employee or service contract with the Chief Operating Officer in 2010. Other than as described above, we have no other employee contracts. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we expect to adopt plans in the future. Our officers and directors will handle our administrative duties until we raise enough funds to be able to hire administrative personnel.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including the following: (i) limited capital resources, (ii) ability to develop brand name, (iii) possible delays in obtaining products we sell, (iv) strong competition in the medical technology industry, (v) implementation of strict government regulations in the healthcare industry, (vi) and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we must be able to deploy and sell a sufficient number of management information systems, open and operate successfully a number of medi-clinics and market and sell large volumes of our products to generate revenues and profits. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our future growth is dependent upon selling products, and we cannot guarantee that such products will be available. A significant element of our strategy is to promote a revenue stream by focusing on pharmaceutical and nutraceutical products that deliver greater benefits to patients, healthcare workers and researchers. The sourcing of these products requires significant time and research. The results of our product sourcing efforts may be affected by a number of factors, including our ability to source and subsequently obtain new products from suppliers, or gain and maintain market approval of these products. There can be no assurance that any products now or that we may seek to sell in our medi-clinics in the future will achieve the revenues we hope for or gain market acceptance.

The medical management information technology industry is very competitive and is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products may be sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than us with respect to particular markets. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer their own brand name products and may render our products or proposed products obsolete or less competitive. In addition, the entry into the healthcare market in China and other low-cost locations are creating increased pricing pressures, particularly in developing markets. New entrants may also appear, creating more competition for us.

Regulation. Our medical management information technology operations and proposed products are subject to regulation by Chinese state agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our technology and medical products. These regulatory controls can affect the time and cost associated with the development, introduction and continued availability of our services and selling of new products. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful. While our strategy to promote various revenue streams is driven by the internal development and promotion of our medical management information systems, sourcing and selling large quantities of products and, branding our private label, we seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. We cannot guarantee that any future transaction will be successful.

Mineral Exploration and Terminated Mining Interests

We have terminated our mineral exploration activities. In late 2009 we terminated production and marketing of our oil and gas technologies.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in Beijing, People’s Republic of China. Until April 30, 2010, we currently lease approximately 600 square feet of space in a commercial building at 1,000RMB per month. We intend to renegotiate our office lease once it expires.

We will generally seek to rent the building in which our planned clinics will operate, although in some regions in China, we will lease the space. Additionally, we expect to open sales offices and distribution facilities for storage of our products but these facilities may be used for multiple purposes, such as additional regional administrative offices. We seek to open clinics in the most developed cities in China, including Shenzhen, Guangzhou, Dalian, Hangzhou, Ningbo, Suzhou and Kunming.

We plan to carefully select our clinic sites to maximize consumer traffic, clinic visibility and convenience for our patients/customers. We plan to substantially locate our clinics in well-established urban residential communities and prime retail locations in Chinese cities where living standards and consumer purchasing power are relatively high.

We previously owned four mineral claims but due to our change of business operations, we have allowed the mineral claims to expire.

Claims

The Jam Claims consisted of four (4) located mineral claims in one contiguous group as follows:

Name	Area (in acres)	Expiration
Jam 1	20.66	September 1, 2009
Jam 2	20.66	September 1, 2009
Jam 3	20.66	September 1, 2009
Jam 4	20.66	September 1, 2009

The property was selected because gold and platinum had been discovered in the area.

Location and Access

The Jam Claims comprised a total of 82.64 acres and was located at latitude 37 20.325' N and longitude 117 29.655' W.

The Jam Claims were motor vehicle accessible from the Town of Goldfield, Nevada by traveling 15 miles south along US Highway 95 to the NV Highway 266 cut-off. Turn right and head west for 20 miles on Hwy 266 to a good dirt road at the Lida Historical Site turn left. Travel for 3.7 miles, go to fork and take the right and go for another 6 miles to junction and go straight ahead. Travel another 2 miles to junction and go straight ahead for another 1.5 miles to the outstanding corral. Go to the line shack on the west end of the corral and take the road leading southeast (uphill) for 0.4 of a mile, Jam 1 post was 15' off the road on the left.

MAP 1

MAP 2

In late 2008, we terminated our mining operations and focused on the production and marketing of our oil and gas technologies until late 2009, whereby we also terminated our oil and gas technologies activities.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or concerning any of our properties. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not traded on any stock exchange in the United States and Canada and there is no established public trading market for our common stock. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol MDCE.OB. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on January 9, 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 10-01-09 to 12-31-09	$0.25	$0.066
Third Quarter 7-01-09 to 9-30-09	$0.11	$0.02
Second Quarter 4-01-09 to 6-30-09	$0.17	$0.06
First Quarter 1-01-09 to 3-31-09	$1.01	$0.12

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 10-01-08 to 12-31-08	$1.01	$0.02
Third Quarter 7-01-08 to 9-30-08	$0.27	$0.05
Second Quarter 4-01-08 to 6-30-08	$0.00	$0.00
First Quarter 1-01-08 to 3-31-08	$0.00	$0.00

Holders

On December 31, 2009, we had 15 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

From January 1, 2009 to December 31, 2009, we completed the following sales of previously unreported, unregistered securities:

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

We are a start-up, development stage, Chinese medical technology company engaged principally in the development and maintenance of secure medical information systems used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. We have not yet generated or realized any revenues from our business activities.

Our aim is to advance health care in China. In assessing the outcomes of our strategies and our financial condition and operating performance, management generally reviews quarterly forecast data, monthly actual results, product and segment sales and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense, investment in research and development, return on invested capital, and cash flow.

Our anticipated revenue streams over the next three years are expected to come from our e-management online healthcare market, pharmaceutical and nutraceutical supply market and medi-clinic market. We plan to develop in each of our business segments new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

These financials have been prepared on a going concern basis. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate revenues or raise additional capital through equity financings. We currently do not have sufficient capital to maintain operations for the next twelve months.

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

In 2009 and 2008 and because our stock was not actively traded, the patents were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents. Based on the model, the patents were valued at $5,100,000 and were being amortized using the straight-line method over the life of the patents. The present value of the non-interest bearing $500,000 payable was recorded and the difference between the discounted rate and the face value was being accreted into interest expense over the life of the liability. Consequently, in 2008 we recorded a discount of $76,795 relating to the payable.

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

In September 2009, we discovered that two patents the company had previously acquired had expired prior to the Agreement because certain maintenance fees were not kept current by the Vendor. As a result, the Vendor did not have clear title to convey ownership of the patents. Consequently, we never received title to these patents and due to the breach by the Vendor, we were never obligated to pay the $500,000 or issue the 30,000,000 shares pursuant to the Agreement. The shares and the debt were cancelled by the company and no payments were made.

Based on our findings, we never owned the patents and recording this transaction in the first quarter was in error. As a result, we will restate the March 31, 2009 and June 30, 2009 financial statements filed on Form 10-Q to correct this error in those prior periods. The effect of the restatement is to derecognize the patent asset and related liability, as well as cancel the 30,000,000 shares issued under the Agreement. In light of these findings the Company is considering legal action against the Vendor.

On September 28, 2009, the previously cancelled 57,500,000 shares of common stock were re-issued to Patricia Traczykowski, our then President, as a result of our failure to pay Ms. Traczykowski for her shares of common stock.

On October 13, 2009 Medical Care Technologies Inc., formerly known as AM Oil Resources & Technology Inc. (the “Company”), filed Articles of Merger with the Nevada Secretary of State to effect a merger with its wholly owned subsidiary, Medical Care Technologies Inc., and assume the subsidiary’s name. The subsidiary was incorporated entirely for the purpose of effecting this name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

On November 20, 2009, the Financial Industry Regulatory Authority (FINRA) informed us that the name change had been processed and had taken effect and, in conjunction with the name change, a new trading symbol “MDCE” had been granted.

Liquidity and Capital Resources

In late 2008, we issued 57,500,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Patricia Traczykowski, one of our two officers and directors at that time, in consideration of $5,000. Ms. Traczykowski was a non-US person and the transaction took place outside the United States of America. This was accounted for as a purchase of shares of common stock. In February 2009, these shares were cancelled and subsequently in September 2009, were reissued to Patricia Traczykowski.

Subsequent to December 31, 2009, we completed a non-brokered private placement of 500,000 units at a price of US$0.20 per unit for total proceeds of US$100,000. Each unit purchased is comprised of one share of common stock and one Series A Warrant. Each Series A Warrant is non-transferable and is convertible into one share of common stock upon payment of $0.15 per Series A Warrant, exercisable for a period of twenty four (24) months. The units were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States of America and the purchaser was a non-US person as defined in Regulation S. The securities that comprise the units are ‘restricted securities’ as that term is defined in Rule 144 of the Securities Act of 1933.

As of December 31, 2009, our total assets were $475 and our total liabilities were $127,381. Total assets decreased from December 31, 2008 by $9,316 and total liabilities increased from December 31, 2008 by $75,805. This is mainly due to the increase in trade payables such as legal, professional and accounting fees and other filing costs of maintaining a public company.

Results of Operations

We have no revenues in the years ended December, 2009 and 2008. In the years ended December 31, 2009 and 2008, we incurred net losses of $85,121 and $55,742, respectively. From February 27, 2007 (inception date) to December 31, 2009 we incurred a net loss of $178,406.

Limited Capital

We intend to use funds raised in our recently completed private placement for a license fee payment for our first Telehealth Care Centre in China. Our limited cash will also be used to pay for our minimal office and administrative expenses in Beijing and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term. If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

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

As discussed in ‘Significant Events’ above, we terminated the Asset Purchase Agreement (“Agreement”) and amendment thereto which we entered into with Anthony Miller (“Miller”) and AM Oil Resources & Technology, Inc., a California corporation (“AOR”). We terminated the agreement unilaterally as a result of a breach of several provisions of the Asset Purchase Agreement and amendment thereto.

We concluded that the Agreement and amendment were in breach as follows:

1)	They did not have good title to the patents as represented in section 3.8 of the Agreement;
2)	They did not provide the required insurance as required by section 3.10 of the Agreement; and
3)	They did not transfer the patents to the Company as required by Section 6.2 of the Agreement.

Furthermore, we cancelled all of the shares of common stock that were issued in connection with the Asset Purchase Agreement and amendment.

We do not own any patents nor did we ever own, have assignment of, or clear title to any patents.

We previously terminated our mining operations and as a result of the termination of the Agreement, we are no longer pursuing the technologies to improve the recovery of oil and gas from existing oil and gas wells.

On October 6, 2009, we entered into a non-binding Letter of Intent (“LOI”) to acquire 100% of medical care technologies and software held by Great Union Corporation (“Great Union”), a Hong Kong corporation, by way of a reverse merger. In accordance with the letter of intent, Great Union must complete a foreign ownership structure in which the medical care technologies and software will be held by a company incorporated in the State of Nevada (the “Nevada Company”). We must exchange 38,400,000 shares of common stock for all of the outstanding common shares of the Nevada Company. In addition, we must cancel 57,300,000 shares of common stock held by the former President of the Company.

Subsequent to the year ended December 31, 2009, we signed an Asset Acquisition Agreement (“Asset Agreement”) with Great Union. In consideration of the issuance of 57, 300,000 shares of our common stock, we acquired Great Union’s technologies associated with the development and maintenance of secure information systems which increase access to medical resources services, education and wellness, pharmaceutical and nutraceutical products.

On January 13, 2010, we entered into a private placement with Executor Capital Inc. (“Executor Capital”) where Executor Capital subscribed and agreed to purchase 500,000 shares common stock at $0.20 per unit for a total amount of $100,000. Each unit will consist of one common share and one common share purchase warrant. Each warrant shall be non-transferable and shall entitle the holder to purchase one share of common stock at $0.15 per share for a period of 36 months commencing from the closing date of the agreement. On February 1, 2010, we issued 500,000 units of common stock to Executor Capital Inc.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Critical Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified within FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounted Principles,” establishing the ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance was effective for financial statements issued for reporting periods that ended after September 15, 2009. The adoption did not impact the Company’s financial position, results of operations or liquidity.

In January 2010, the FASB issued guidance amending ASC Topic 820 to require new disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3 measurements. In addition, the guidance clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance which has not yet been codified in the ASC, amending the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under ASC Topic 810, “Consolidation.” This guidance will be effective as of the beginning of the Company’s fiscal year ending January 31, 2011. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Significant Accounting Policies

Basis of Presentation and Consolidation: Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aventerra Explorations Ltd, a company incorporated in England. All inter-company accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share: The Company computes net earnings (loss) per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2009 and 2008, there were no dilutive potential common shares.

Foreign Currency Translation: The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Medical Care Technologies Inc.
(a development stage company).
Beijing, China

We have audited the consolidated balance sheets of Medical Care Technologies Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of expenses, shareholders’ deficit, and cash flows for the years then ended and for the period from February 27, 2007(Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2009 and 2008, and the results of their expenses, shareholders’ deficit and their cash flows for the years then ended and for the period from February 27, 2007(Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Medical Care Technologies Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Medical Care Technologies Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 9, 2010

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

Current Assets

Cash and cash equivalents	$475	$9,791

Total Assets	$475	$9,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$31,202	$24,256
Due to related parties	25,439	23,445
Accrued liabilities	–	3,875
Short Term Debt	14,000	–

Total Current Liabilities	70,641	51,576

Non Current Liabilities
Long Term Debt	$56,740

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of December 31, 2009 & 2008	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value, 98,900,000 shares issued and outstanding as of December 31, 2009 & 2008	989	989

Additional Paid-in Capital	50,511	50,511

Deficit Accumulated During the Development Stage	(178,406)	(93,285)

Total Stockholders’ Deficit	(126,906)	(41,785)

Total Liabilities and Stockholders’ Deficit	$475	$9,791

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Consolidated Statements of Expenses

				Period from
				February 27, 2007
				(Inception)
	For the years ended December 31,			To December 31,
	2009		2008	2009

Expenses

Other general and administrative	68,665		5,975	74,640
Management fees	15,692		–	15,692
Total Expenses	(84,357)		(5,975)	(90,332)
Foreign currency exchange loss	(764)		–	(764)
Loss Before Discontinued Operations	(85,121)		(5,975)	(91,096)
Loss from Discontinued Operations:
Discontinued operations	–		(49,767)	(87,310)

Net Loss	(85,121)		(55,742)	(178,406)

Net Loss Per Common Share – Basic and Diluted:	$(0.00)	$	(0.00)
Discontinued Operations	$(0.00)		$(0.00)

Weighted Average Common Shares Outstanding–Basic and Diluted	82,777,000		98,900,000

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			February 27, 2007
	For the year ended		(Date of Inception)
	December 31,		To December 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$(85,121)	$(55,742)	$(178,406)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	5,500	10,500
Changes in operating assets and liabilities:
Prepaid expenses	–	426	–
Account payable	6,946	24,891	31,837
Accrued liabilities	(3,875)	3,875	–
Net Cash Used in Operating Activities	(82,050)	(21,050)	(136,069)

Financing Activities
Issuance of common stock	–	–	41,000
Loan Payable	70,740	–	70,740
Due to related party	1,994	–	24,804
Net Cash Provided by Financing Activities	72,734	–	136,544

Increase (Decrease) in Cash and Cash Equivalent	(9,316)	(21,050)	475
Cash – Beginning of Period	9,791	30,841	–
Cash – End of Period	$475	$9,791	$475

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$–	$22,810	$22,810

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

				Accumulated
	Common Stock		Additional	During
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total

Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–
Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	5,000
Issuance of common stock for cash at $0.0001
per share	41,400,000	414	35,586	–	36,000
Donated services	–	–	5,000	–	5,000
Net loss for the period	–	–	–	(37,543)	(37,543)
Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	8,457
Donated services	–	–	5,500	–	5,500
Net loss for the year	–	–	–	(55,742)	(55,742)
Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$(41,785)
Cancellation of common stock - President of the Company	(57,500,000)	(575)	(14,425)	–	(15,000)
Reissuance of common stock - President of the Company	57,500,000	575	14,425	–	15,000
Net loss for the year	–	–	–	(85,121)	(85,121)
Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$(126,906)

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.	Development Stage Company and Going Concern

Medical Care Technologies Inc. (the “Company”) was incorporated in the State of Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc” and changed its name from “Aventerra Exploration Inc” to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company effected a merger with the wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE. We are a Developing Stage Company, as defined by the Accounting Standard Codification (“ASC”) ASC 915-15 “Accounting and Reporting by Development Stage Enterprises.”

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at December 31, 2009, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aventerra Explorations Ltd, a company incorporated in England. All inter- company accounts and transactions have been eliminated.

	b)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

	c)	Use of Estimates

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2009 and 2008, there were no dilutive potential common shares.

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

f)	Financial Instruments and Fair Value Measures

ASC 820 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to a related party. Pursuant to ASC 820, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

i)	New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified within FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounted Principles,” establishing the ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance was effective for financial statements issued for reporting periods that ended after September 15, 2009. The adoption did not impact the Company’s financial position, results of operations or liquidity.

In January 2010, the FASB issued guidance amending ASC Topic 820 to require new disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3 measurements. In addition, the guidance clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In June 2009, the FASB issued guidance which has not yet been codified in the ASC, amending the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under ASC Topic 810, “Consolidation.” This guidance will be effective as of the beginning of the Company’s fiscal year ending January 31, 2011. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

3.	Asset Purchase Agreement

On November 25, 2008, the Company entered into a preliminary Asset Purchase Agreement (the “Agreement”) with AM Oil Resources & Technology Inc., (the “Vendor”), an unrelated company prior to the purchase of the patents, to acquire two patents for technologies that maximize oil production from existing oil wells. This Agreement was finalized on March 11, 2009. Pursuant to the Agreement, the Company recognized the acquisition of the two patents in exchange for $500,000, in the form of a payable, and 30,000,000 shares of common stock. The patents covered certain oil and gas recovery enhancement techniques and were to expire in 2020.

Because the Company’s stock is not actively traded, the patents were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents. Based on the model, the patents were valued at $5,100,000 and were being amortized using the straight-line method over the life of the patents. The present value of the non-interest bearing $500,000 payable was recorded and the difference between the discounted rate and the face value was being accreted into interest expense over the life of the liability. Consequently the Company recorded a discount of $76,795 relating to the payable.

On November 17, 2009, it was determined that the patents had expired for failure to pay maintenance fees by the holder of the patents, thus leaving the patents open to the public domain. It was determined that US Patent No. 5979549 expired for failure to pay a maintenance fee on November 11, 2007 and US Patent No. 6129148 expired for failure to pay a maintenance fee on October 10, 2008. The Company did not have good and marketable title to the Assets. The Vendor did not own and failed to assign the Assets to the Company, being US Patent No. 5979549 and US Patent No. 6129148. As a result, the Vendor did not have clear title to convey ownership of the patents. Consequently, the Company never received title to these patents and due to the breach by the Vendor, the Company were never obligated to pay the $500,000 or issue the 30,000,000 shares pursuant to the Agreement. The shares and the debt were cancelled by the company and no payments the Company were made pursuant to the Agreement.

4.	Related Party Transactions

	a)	At December 31, 2009 and 2008, the Company is indebted to the President of the Company for $23,445 and $23,445, respectively, representing expenditures paid on behalf of the Company.

	b)	At December 31, 2009 and 2008, the Company is indebted to a director of the Company for $1,994 and $nil, respectively, representing expenditures paid on behalf of the Company.

c)

During the year ended December 31, 2009 and 2008, the Company recognized $nil and $5,500, respectively, for management services at $500 per month provided by the President of the Company. These services were terminated in November 2008.

5.	Common Stock

a)

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of December 31, 2009 and 2008, there was no preferred stock issued and outstanding.

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
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

The results of discontinued operations are summarized as follows:

		Period from
	For the Year	February 27, 2007
	Ended	(Inception)
	December 31,	To December 31,
	2008	2009
Expenses
General and administrative	$13,088	$20,041
Mineral property costs	500	16,000
Professional fees	36,179	51,269
Net Loss from Discontinued Operations	$(49,767)	$(87,310)

7.	Contingent Liability

On October 13, 2009, the Company received communication from the Vendor of the Asset Purchase Agreement (Note 3) which detailed the Vendor’s intention to pursue the amounts outstanding under the note payable. While the outcome of this matter is uncertain and there can be no assurance that the matter will be resolved in the Company’s favor, the Company believes that the outcome of an adverse decision in the proceeding related to this matter or any amount which it may be required to pay thereof having a material adverse impact on its financial position, results of operations or liquidity is unlikely. In determining that the patents expired prior to the signing of the Asset Purchase Agreement, the Company strongly feels that the Vendor did not have good and marketable rights or ownerships to the patents and the Company believes the claim is without merit and will defend its position. The accompanying financial statements do not reflect a liability for this contingency as the loss is not probable or reasonably estimable.

8.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2009	2008
Income tax recovery at statutory rate	$29,792	$19,510
Permanent differences	–	(1,925)
Temporary differences	(560)	(560)
Valuation allowance change	(29,232)	(17,025)
Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

Medical Care Technologies Inc.
(Formerly AM Oil Resources & Technology Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	December 31,	December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforward	$46,270	$27,720
Valuation allowance	(46,270)	(27,720)
Net deferred income tax asset	$–	$–

The Company has a net operating loss carryforward of approximately $132,200 available to offset taxable income in future years which expires in fiscal 2029. However, a 100% valuation allowance was established since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

9.	Subsequent Events

Pursuant to FASB ASC 855, the Company has evaluated all events or transactions that occurred from December 31, 2009 through April 9, 2010 the date of issuance of the consolidated financial statements. During this period the Company did not have any material recognizable subsequent events, except as disclosed below:

a)

On October 6, 2009, the Company entered into a letter of intent to acquire 100% of the medical care technologies and software held by Great Union Corporation (“Great Union”), a Hong Kong corporation, by way of a reverse merger. On January 9, 2010, the Company entered into the Asset Acquisition Agreement with Great Union to acquire Great Union’s various technologies associated with the development and maintenance of secure information systems. In consideration, the Company agreed to issue 57,300,000 shares of its common stock as of the closing date. The common stock issued pursuant to the terms and conditions set forth in this Agreement will have such hold periods as are required under applicable securities laws and as a result may not be sold, transferred or otherwise disposed, except pursuant to an effective registration statement under the Securities Act. On February 1, 2010, the Company cancelled 57,300,000 units of common stock from the President of the Company and issued these shares to Great Union.

b)

On January 13, 2010, the Company entered into a private placement with Executor Capital Inc. (“Executor Capital”) where Executor Capital subscribed and agreed to purchase 500,000 shares common stock at $0.20 per unit for a total amount of $100,000. Each unit will consist of one common share and one common share purchase warrant. Each warrant shall be non- transferable and shall entitle the holder to purchase one share of common stock at $0.15 per share for a period of 36 months commencing from the closing date of the agreement. On February 1, 2010, the Company issued 500,000 units of common stock to Executor Capital Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to December 31, 2009, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report. We have no disagreements with, or change in, our accountants and auditors on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report due to a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Ning Chung Wu	54	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

Minh Huong Nguyen	39	Chief Operations Officer and a member of the Board of Directors.

Michael Freeberg	36	Treasurer and a member of the Board of Directors

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of our Officers and Directors

Ning Wu

Since February 2007, Ning Wu has been a Partner and has held the position of CEO at Open Planet Enterprise Inc., a professional services firm in Toronto, Ontario that provides business advice, business solutions and business management services to (i) China-based companies aiming to establish markets in North America and (ii) North America-based companies that want to market their businesses in China. As one of the founding partners of Open Planet, Ms. Wu continues to implement and oversee her company’s client’s market development, business and product development, business planning and analysis, marketing and advertising, communications and design, and online interactive and web content management. From March 1995 to February 2010, Ms. Wu was a Partner and CEO of GroupIT, a Toronto, Ontario based information technology and services firm specializing in complete internet-intranet design, development of web databases and browser based applications, E-business, and secure technology support to private, public and government sector clients in Canada. Ms. Wu provided total management and technology solutions for her clients.

Minh Nguyen

Since August 2008, Minh Nguyen has been an independent consultant, assisting Asian enterprises in maintaining trade relations with other countries in areas such as promoting and assisting in their trade and investment with one another.

From 2005-2008, Ms. Nguyen was an independent consultant, acting as the liaison for tourism and trade between Vietnam and Europe. Her responsibilities included launching trade and tourism promotions, meeting local officials, businesses and overseas Vietnamese to introduce trade and investment opportunities in Vietnam. From 2000-2005, Ms. Nguyen was an independent consultant and imported and exported textile products between China and Vietnam. She served as the business liaison for businesses in Shanghai, China and Hanoi, Vietnam. From 1995-2000, Ms. Nguyen was Director of Hanoi Trading Company. Her responsibilities included supervising and coordinating activities of workers engaged in inspecting materials to ensure adherence to the company’s quality standards and customer specifications.

Michael Freeberg

Since April 2003, Michael Freeberg has been a broker and net branch owner for Oceanfront Mortgage & Realty in San Diego, California where he has been responsible for overseeing all Oceanfront Mortgage operations and focusing on strengthening the core business while positioning Oceanfront for long term growth. From March 2002 to April 2003, Mr. Freeberg was a financial analysis and director of sales for American Graphics Inc. in San Diego, California. At American Graphics he oversaw a sales force of up to 25 employees and developed and coordinated in excess of $3,000,000 of new business ion one year while structuring American Graphics for efficient growth with the introduction of new products

During the past five years, Ms. Wu and Ms. Nguyen and Mr. Freeberg have not been the subject of the following events:

*

Any bankruptcy petition filed by or against any business of which Ms. Wu, Nguyen and Mr. Freeberg were general partners or executive officers either at the time of the bankruptcy or within two years prior to that time.

*	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

*

An order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Wu’s, Nguyen’s and Mr. Freeberg’s involvement in any type of business, securities or banking activities.

*

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended or vacated.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

The Audit Committee consists of all of our directors. None of our directors are or were independent as defined by the National Association of Securities Dealers Marketplace Rules.

The Audit Committee generally has responsibility for appointing, overseeing, and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the accountant’s audit, reviewing our audit and control functions, approving all permitted non-audit services provided by our independent certified public accountants, and reporting to our full Board of Directors regarding all of the foregoing. The Audit Committee communicates with the independent certified public accountants in connection with its review and approval of (i) the unaudited financials for inclusion in our quarterly reports and (ii) the annual audited financial statements for inclusion in our Annual Report on Form 10-K. The Audit Committee also provides our Board of Directors with such additional information and material as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. Additionally, the Audit Committee considers any related party transactions between the Company or any of its subsidiaries and any director, officer or the majority shareholder of the Company. The Audit Committee’s goals and responsibilities are set forth in a written Audit Committee Charter. The Audit Committee did not hold any meetings and took no action during the year ended December 31, 2009 and has not held any meetings since December 31, 2009.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

The Company adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the Code of Ethics will be provided to any person without charge, upon request, by sending a copy of such request to the attention of the Corporate Secretary at MEDICAL CARE TECHNOLOGIES INC., Room 1201, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, China 10009.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. Our disclosure committee did not meet in 2008 or 2009.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that the persons required to file reports under Section 16(a) have filed all required reports.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensa- tion Earnings (US$) (h)	All Other Compen- sation (US$) (i)	Total (US$) (j)

Ning C. Wu	2009	0	0	0	0	0	0	0	0
CEO, President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Minh Nguyen	2009	0	0	0	0	0	0	0	0
COO	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Michael Freeberg	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Anthony Miller	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Patricia Traczykowski	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Keith A. Johnson	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

No cash or equity-based compensation has been paid to any of our officers since inception to December 31, 2009. We anticipate paying salaries in 2010. We expect to pay a monthly remuneration of $5,000 to our Chief Executive Officer.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. We expect to implement an Incentive Stock Option Plan in 2010. We currently have a Consultancy Agreement with the Chief Executive Officer. There are no other contractual arrangements with any other member of the board of directors. We expect to implement a service contract with the Chief Operating Officer in 2010. Other than as described above, we have no director's service contracts.

The following table reflects compensation paid to our directors during the fiscal year ended December 31, 2009.

Director's Compensation Table

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

Ning C. Wu	0	0	0	0	0	0	0

Minh Nguyen	0	0	0	0	0	0	0

Michael Freeberg	0	0	0	0	0	0	0

Natasha Mercer	0	0	0	0	0	0	0
(resigned)

Greg Brown	0	0	0	0	0	0	0
(resigned)

Patricia Traczykowski	0	0	0	0	0	0	0
(resigned)

Keith Johnson	0	0	0	0	0	0	0
(resigned)

Anthony Miller	0	0	0	0	0	0	0
(resigned)

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We currently do not have any long-term incentive plans but we expect to implement a long-term incentive stock option plan in 2010.

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

The following table sets forth, as of March 29, 2010, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares. Percentage of beneficial ownership is based on 99,400,000 shares of common stock outstanding as of March 29, 2010. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o MEDICAL CARE TECHNOLOGIES INC Room 1201, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, China 10009.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Ning C. Wu	0	0.00%
Minh Nguyen	0	0.00%
Michael Freeberg	0	0.00%
All officers and directors as a group (3 persons)	0	0.00%

Great Union Corporation	*57,300,000	57.65%
Room 25, Block A, 19th Floor, Wah Lok Industrial Court, 31- 41 Shan Mei Street, Fotan, Hong Kong

*Does not include warrants to acquire an additional 500,000 shares of common stock at an exercise price of $0.15 per warrant share which have not been exercised as of the date of this proxy statement.

Changes in Control

There are no arrangements which may result in a change of control of Medical Care Technologies Inc. There are no known persons that may assume control of us after the offering.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 28, 2007, we issued a total of 57,500,000 shares (post forward stock split) of restricted common stock to Patricia Traczykowski, one of our officers and directors in consideration of $5,000. On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by Traczykowski in consideration for $15,000. As we did not pay the $15,000, on September 28, 2009, 57,500,000 shares of common stock were re-issued to Traczykowski.

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

2009	$26,715
2008	$17,417

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0
2008	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0
2008	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0
2008	$0

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April, 2010.

MEDICAL CARE TECHNOLOGIES INC.

BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ning C. Wu	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors	April 9, 2010
Ning C. Wu

/s/ Minh Nguyen	Chief Operating Officer and a member of the Board of Directors	April 9, 2010
Minh Nguyen

/s/ Michael Freeberg	Treasurer and a member of the Board of Directors	April 9, 2010
Michael Freeberg

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X