Form 10-Q
period 2010-03-31
Medical Care Technologies Inc.
filed 2010-05-24
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53665

MEDICAL CARE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Room 815, No. 2 Building Beixiaojie, Dongzhimen Nei
Beijing, People’s Republic of China 10009
(Address of principal executive offices, including zip code.)

(8610) 6407 0580
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES [   ]    NO [   ]

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
YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,400,000 as of May 24, 2010.

ITEM 1. FINANCIAL STATEMENTS.

Medical Care Technologies Inc.
(A Development Stage Company)
March 31, 2010

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets

Cash and cash equivalents	$1,185	$475
Prepaid expenses	65,147	–

Total Current Assets	66,332	475

Property and equipment, net of accumulated depreciation of $10,000	40,000	–
Intangible assets, net of accumulated amortization of $105,282	315,846	–

Total Assets	$422,178	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$42,614	$31,202
Due to related parties	17,485	25,439
Accrued liabilities	3,001	–
Loans payable	80,987	14,000

Total Current Liabilities	144,087	70,641

Loans payable	–	56,740

Total Liabilities	144,087	127,381

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value,
No shares issued and outstanding as of March 31, 2010 and December 31, 2009	–	–

Common Stock, 150,000,000 shares authorized, $0.00001 par value,
99,400,000 and 98,900,000shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	994	989

Additional Paid-in Capital	621,634	50,511

Deficit Accumulated During the Development Stage	(344,537)	(178,406)

Total Stockholders’ Deficit	(278,091)	(126,906)

Total Liabilities and Stockholders’ Deficit	$422,178	$475

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

				Period from
				February 27, 2007
	For the three months ended			(Inception)
	March 31,			To March 31,
	2010	2009		2010

Expenses
General and administrative	$35,612	$14,815		$110,252
Depreciation and amortization expense	115,282	–		115,282
Management fees	15,000	–		30,692
Total Expenses	(165,894)	(14,815)		(256,226)
Foreign currency exchange loss	(237)	72		(1,001)
Loss Before Discontinued Operations	(166,131)	(14,743)		(257,227)
Loss from Discontinued Operations:
Discontinued operations	–	–		(87,310)
Net Loss	$(166,131)	$(14,743)	$	(344,537)

Net Loss Per Common Share – Basic and Diluted:
Discontinued Operations	N/A	N/A
Continued Operations	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding–Basic and Diluted	99,222,000	75,261,000

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
			February 27, 2007
	Three months ended		(Date of Inception)
	March 31,		To March 31,
	2010	2009	2010

Operating Activities

Net loss for the period	$(166,131)	$(14,743)	$(344,537)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	–	10,500
Depreciation and amortization	115,282	–	115,282

Changes in operating assets and liabilities:
Prepaid expenses	(65,147)	–	(65,147)
Accounts payable	(12,033)	243	19,804
Accrued liabilities	3,001	2,703	3,001
Net Cash Used in Operating Activities	(125,028)	(11,797)	(261,097)

Financing Activities
Bank overdraft	–	2,006	–
Issuance of common stock for cash	100,000	–	141,000
Due to related party	15,491	–	40,295
Loans Payable	10,247	–	80,987
Net Cash Provided by Financing Activities	125,738	2,006	262,282

Increase (Decrease) in Cash and Cash Equivalent	710	(9,791)	1,185

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$1,185	$–	$1,185

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$23,445	$–	$46,255
Repurchase of common stock	$–	$15,000	$–
Shares issued for acquisition of assets	$471,128	$-	$471,128

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Going Concern

Medical Care Technologies Inc. (the “Company”) was incorporated in the State of Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc” and changed its name from “Aventerra Exploration Inc” to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company effected a merger with the wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

During the three months ended March 31, 2010, we issued 57.3 million shares of common stock in connection with the acquisition of certain software and computer equipment. The shares represented 57.6% of the total issued and outstanding shares of the Company, resulting in a change in control. This change of control will limit the utilization of our NOL carryforwards in future tax periods.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2010, the Company has a working capital deficit of $77,755 and has accumulated losses of $344,537 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Asset Acquisition Agreement

On January 9, 2010, the Company entered into an Asset Acquisition Agreement to acquire various computers, software, and technologies (the “assets”) held by Great Union Corporation (“Great Union”), a Hong Kong corporation. In consideration, the Company agreed to issue 57,300,000 shares of its common stock, which represents a controlling interest in Medical Care Technologies, Inc. As a result of this transaction, there was a change of control.

Based on the change in ownership, the assets were recorded based on historical basis and totaled $471,128. Pursuant to the agreement, on February 1, 2010, the Company cancelled 57,300,000 shares of common stock from the former President of the Company and issued these shares to Great Union .

The assets acquired are stated at cost and has the following remaining useful lives. Amortization is calculated using straight-line method over the remaining lives.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Computer hardware	1 year
Computer equipment	2 years
Computer software and database	1 year

Amortization and depreciation expense totaled $115,282 and $nil for the three months ended March 31, 2010 and 2009, respectively.

3.	Related Party Transactions

	a)	At March 31, 2010 and December 31, 2009, the Company is indebted to a director of the Company for $1,994, representing expenditures paid on behalf of the Company.

b)

During the three months ended March 31, 2010, the Company recognized $15,000 of management fees pursuant to the agreement described in Note 7. At March 31, 2010, the Company is indebted to the President of the Company for $15,491, representing $15,000 of management fees owed and $491 of expenditures paid on behalf of the Company.

4.	Loans payable

a)

On August 8, 2009, the Company received $5,906 (Cdn$6,000) and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum on and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

b)

On August 9, 2009, the Company borrowed $22,000 and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

c)

On August 9, 2009, the Company borrowed $28,740 and entered into a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

d)

On November 18, 2009, the Company borrowed $14,000 pursuant to a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

e)

On March 30, 2010 the Company borrowed $10,341 pursuant to a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

5.	Common Stock

a)

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of March 31, 2010 and December 31, 2009, there was no preferred stock issued and outstanding.

	b)	On February 1, 2010, 57,300,000 shares of common stock were cancelled and returned to treasury by the former President of the Company for $nil consideration.

	c)	On February 1, 2010, 57,300,000 shares of common stock with a fair value of $471,128 were issued pursuant to the Asset Acquisition Agreement with Great Union Corporation described in Note 2.

d)

On January 15, 2010, the Company accepted subscriptions for 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consists of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months. The Company issued the shares on February 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

          This quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

          On January 13, 2010, we completed a non-brokered private placement of 500,000 units at a price of US$0.20 per unit for total proceeds of US$100,000. Each unit purchased is comprised of one share of common stock and one Series A Warrant. Each Series A Warrant is non-transferable and is convertible into one share of common stock upon payment of $0.15 per Series A Warrant, exercisable for a period of twenty four (24) months. The units were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States of America and the purchaser was a non-US person as defined in Regulation S. The securities that comprise the units are ‘restricted securities’ as that term is defined in Rule 144 of the Securities Act of 1933.

Results of Operations

          As of March 31, 2010, our total assets were $422,178 and our total liabilities were $144,087. Total assets increased from December 31, 2009 by $421,703 mainly due to an increase in prepaid expenses of $65,147 an increase in property and equipment of $40,000 ($40,000 in 2010 and $-0- in 2009) and, an increase in intangible assets of $315,846 ($315,846 in 2010 and $-0- in 2009). Total liabilities increased by $16,706. This is mainly due to an increase in accrued liabilities of $3,001 ($3,001 in 2010 and $-0- in 2009) and an increase in loans payable of $66,987 ($80,987 in 2010 and $14,000 in 2009).

          We have no revenues in the periods ended March 31, 2010 and 2009. In the three month periods ended March 31, 2010 and 2009, we incurred operating expenses of $165,894 and $14,815, respectively. The losses are mainly due to an increase in general and administrative of $20,797 ($35,612 in 2010 and $14,815 in 2009), an increase in depreciation of $115,282 ($115,282 in 2010 and $-0- in 2009) and, an increase in management fees of $15,000 ($15,000 in 2010 and $-0- in 2009). From February 27, 2007 (inception date) to March 31, 2010 we incurred a net loss of $344,537. Overall, operating expenses increased due to an increase in professional fees related to legal and accounting, filing fees and management fees as a result of the change in business and the implementation of the Company’s new business initiatives in China.

Limited Capital

          We intend to use our limited cash to pay for our operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term. If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

General Overview

          We are a Chinese medical technology company engaged principally in the business of i) providing healthcare services to children in China and ii) developing and maintaining secure medical information systems used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.

          Our current operations consist of three business segments: Children’s Medical Clinics, Medical Management Software Systems, and Pharmaceutical and Nutraceutical Products.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES.

          Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2010, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

          There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

          We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.         RISK FACTORS.

          We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.           [REMOVED AND RESERVED].

ITEM 5.           OTHER EVENTS.

          On January 9, 2010, the Company entered into an Asset Acquisition Agreement to acquire various technologies associated with the development and maintenance of secure information systems (the “assets”) held by Great Union Corporation (“Great Union”), a Hong Kong corporation. In consideration, the Company agreed to issue 57,300,000 shares of its common stock. The common stock issued pursuant to the terms and conditions set forth in this Agreement will have such hold periods as are required under applicable securities laws and as a result may not be sold, transferred or otherwise disposed, except pursuant to an effective registration statement under the Securities Act. The Company determined that the fair value of the assets was $471,128.

          On February 1, 2010, the Company cancelled 57,300,000 shares of common stock from the former President of the Company and issued these shares to Great Union with a deemed fair value of $471,128.

          On January 12, 2010, Ning Wu was appointed to our board of directors and was appointed our president, principal executive officer, principal financial officer and principal accounting officer. Further, on the same date, Patricia Traczykowski resigned from these positions.

          On January 12, 2010, Huong Nguyen was appointed to our board of directors and was appointed as our chief operating officer. Further, on the same date Michael Freeberg was appointed as our treasurer.

          On January 15, 2010, the Company accepted subscriptions for 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consisted of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months. The Company issued the shares on February 1, 2010.

ITEM 6.           EXHIBITS.

          The following documents are included herein:

Exhibit
No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CARE TECHNOLOGIES INC.

Dated: May 24, 2010	BY:	/s/ Ning C. Wu
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