Form 10-Q
period 2010-06-30
Medical Care Technologies Inc.
filed 2010-08-16
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,400,000 as of August 13, 2010.

ITEM 1.	FINANCIAL STATEMENTS.

Medical Care Technologies Inc.
(A Development Stage Company)
June 30, 2010

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,185	$475
Prepaid expenses	45,500	–
Total Current Assets	46,685	475
Property and equipment, net of accumulated depreciation of $20,000	30,000	–
Intangible assets, net of accumulated amortization of $210,564	210,564	–
Total Assets	$287,249	$475
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )
Current Liabilities
Accounts payable	$56,510	$31,202
Due to related parties	35,005	25,439
Accrued liabilities	4,923	–
Loans payable	80,717	14,000
Total Current Liabilities	177,155	70,641
Loans payable	–	56,740
Total Liabilities	177,155	127,381
Stockholders’ Equity (Deficit)
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of June 30, 2010 and December 31, 2009	–	–
Common Stock, 150,000,000 shares authorized, $0.00001 par value, 99,400,000 and 98,900,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	994	989
Additional Paid-in Capital	621,634	50,511
Deficit Accumulated During the Development Stage	(512,534)	(178,406)
Total Stockholders’ Equity (Deficit)	110,094	(126,906)
Total Liabilities and Stockholders’ Equity (Deficit)	$287,249	$475

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

						Period from
						February 27, 2007
	For the three months ended		For the six months ended			(Inception)
	June 30,		June 30,			To June 30,
	2010	2009	2010	2009		2010

Expenses
General and administrative	$38,077	$16,187	$73,689	$31,002		$148,330
Depreciation and amortization expense	115,282	–	230,564	–		230,564
Management fees	15,000	9,000	30,000	9,000		45,692
Total Expenses	(168,359)	(25,187)	(334,253)	(40,002)		(424,586)
Foreign currency exchange gain (loss)	362	–	125	72		(638)
Loss Before Discontinued Operations	(167,997)	(25,187)	(334,128)	(39,930)		(425,224)
Loss from Discontinued Operations:
Discontinued operations	–	–	–	–		(87,310)
Net Loss	$(167,997)	$(25,187)	$(334,128)	$(39,930)	$	(512,534)
Net Loss Per Common Share – Basic and Diluted:
Discontinued Operations	N/A	N/A	N/A	N/A
Continued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	99,400,000	41,400,000	99,312,000	58,237,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
			February 27, 2007
	Six months ended		(Date of Inception)
	June 30,		To June 30,
	2010	2009	2010

Operating Activities

Net loss for the period	$(334,128)	$(39,930)	$(512,534)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	–	10,500
Depreciation and amortization	230,564	–	230,564

Changes in operating assets and liabilities:
Prepaid expenses	(45,500)	(2,000)	(45,500)
Accounts payable	25,308	28,912	56,510
Accrued liabilities	4,923	1,420	4,923
Net Cash Used in Operating Activities	(118,833)	(11,598)	(255,537)

Financing Activities
Issuance of common stock for cash	100,000	–	141,000
Proceeds from Loans Payable	9,977	–	80,717
Due to related party	9,566	1,994	35,005
Net Cash Provided by Financing Activities	119,543	1,994	256,722

Increase (Decrease) in Cash and Cash Equivalent	710	(9,604)	1,185

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$1,185	$187	$1,185

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$23,445	$–	$46,255
Repurchase of common stock	$–	$15,000	$15,000
Shares issued for acquisition of assets	$471,128	$–	$471,128
Reclassification from long term to short term debt	$56,740	$–	$56,740

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

1.)	Development Stage Company and Going Concern

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

During the six months ended June 30, 2010, the Company issued 57.3 million shares of common stock in connection with the acquisition of certain software and computer equipment. The shares represented 57.6% of the total issued and outstanding shares of the Company, resulting in a change in control. This change of control will limit the utilization of our NOL carryforwards in future tax periods.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficit and has accumulated losses since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Reclassification

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

Based on the change in ownership, the assets were recorded based on historical basis and totaled $471,128. Pursuant to the agreement, on February 1, 2010, the Company cancelled 57,300,000 shares of common stock from the former President of the Company and issued these shares to Great Union.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

2.	Asset Acquisition Agreement (continued)

The assets acquired are stated at cost and has the following remaining useful lives. Amortization is calculated using straight-line method over the remaining lives.

Computer hardware	1 year
Equipment	2 year
Computer software and database	1 year

Amortization and depreciation expense totaled $230,564 and $nil for the six months ended June 30, 2010 and 2009, respectively.

3.	Related Party Transactions

During the six months ended June 30, 2010, the Company recognized $30,000 of management fees. At June 30, 2010, the Company is indebted to the President of the Company for $33,011, representing $30,000 of management fees owed and $3,011 of expenditures paid on behalf of the Company this amount is unsecured, bears no interest and is due on demand. The Company is also indebted to a former director for $1,994 representing expenditures paid on behalf of the Company.

4.	Loans payable

a)

On August 8, 2009, the Company received $5,636 (Cdn$6,000) and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is repayable on April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

b)

On August 9, 2009, the Company borrowed $22,000 and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is repayable on April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

c)

On August 9, 2009, the Company borrowed $28,740 and entered into a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is repayable on April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

d)

On November 18, 2009, the Company borrowed $14,000 pursuant to a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is repayable on April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

e)

On March 30, 2010 the Company borrowed $10,341 pursuant to a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is repayable on April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

5.	Common and Preferred Stock

a)

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of June 30, 2010 and December 31, 2009, there was no preferred stock issued and outstanding.

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

     We are a start-up, development stage-corporation and have not yet generated or realized any revenues from our business activities. We incurred a loss of $167,997 for the three months ended June 30, 2010, a loss of $334,128 for the six months ended June 30, 2010 and had an accumulated deficit of $512,534 since inception. The Company’s ability to continue as a going concern is uncertain. While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of opening and operating private pediatric clinics, sale and implementation of its medical software programs, or sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient sources of revenues to cover its operating costs and expenses. As such, it has incurred an operating loss since inception. Further, as of June 30, 2010 the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     We are actively pursuing short term and long term financing solutions.

Our Business

     On January 9, 2010, we signed an Asset Acquisition Agreement (“Asset Agreement”) with Great Union Corporation (“Great Union”). In consideration of the issuance of 57,300,000 shares of our common stock, we acquired Great Union’s technologies associated with the development and maintenance of secure information systems which increase access to medical resources services, education and wellness, pharmaceutical and nutraceutical products.

     Our mission now is to open and operate private children’s health clinics throughout China. Concurrent with, and in addition to the clinics we operate, it is our plan to add to our bottom revenue line by offering affordable, standardized and secure software information systems to electronically connect healthcare providers, academic institutions, pharmaceutical and nutraceutical companies, alternative health companies and individual consumers with healthcare information, products and services in China. Initially, we aim to generate e-management revenues and nutraceutical and pharmaceutical product distribution revenues.

     We are a Chinese medical technology company engaged principally in the business of i) opening and operating private healthcare services to children in China; ii) developing and maintaining online secure medical information systems used by hospitals and other healthcare institutions and; iii) selling pharmaceutical, nutraceutical and herbal products online and in our proposed private healthcare clinics.

     Our current operations consist of three business segments: Children’s Medical Clinics, Medical Management Software Systems, and Pharmaceutical and Nutraceutical Products.

Private Pediatric Clinics

     The company plans to seize the opportunities available for businesses that provide medical type services in China by opening and operating private pediatric clinics and mainly locating them in economically developing and/ developed provinces and urban areas.

Medical Management Software Systems

     Modern technology has made it possible to gather and present health care information economically and efficiently and we have positioned ourselves to lead the effort to marry technology and health care information dissemination through two software information systems we have developed. Our technology will allow the user to register, monitor, test, interact and manage health records in a seamless fashion. Our software delivery information systems platforms are - Med-Suite™ Professional Practice Management and Tele-Health™ Suite. The primary customers served by our software systems are hospitals and clinics; physicians’ office practices; pharmaceutical companies and; other healthcare providers. We also plan to install the software systems in our pediatric clinics.

Pharmaceutical and Nutraceutical Products

     It is our strategy to develop or source and sell high-quality pharmaceutical and nutraceutical products and a wide variety of other merchandise, including over-the-counter medicines, herbal products, personal care products, family care products in our planned pediatric clinics, through our online store website, retail pharmacies and through established sales and distribution channels in China. We will also offer private label products, which we believe will distinguish us from our key competitors. Further, our target customers in this segment are retail pharmacies, pharmaceutical companies; hospitals; physicians’ office practices and; the general public.

Limited Operating History and Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have just begun our development operations and have not yet generated revenues from our activities. In January 2010, we signed the Asset Acquisition Agreement with Great Union and appointed new Board members to carry forth the Company’s operations according to its business plan. Opening and operating private children’s health clinics, e-management online healthcare services, and selling and distribution of our pharmaceutical and nutraceutical products are all potential revenue streams currently being developed by us. Although we expect to generate revenues from our business activities, there is no guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in obtaining licenses to operate health services in China. Because we have no operating history we cannot reliably forecast our future operations.

     We have utilized funds obtained from our January 13, 2010 private placement for corporate organizational purposes, license payments and; software developmental costs.

     In the short term, we require additional funding for legal and professional fees, continued software development costs, license fees, market feasibility research studies, accounts payables and general operating expenses.

     In the long term, our anticipated revenue streams over the next three years are expected to come from operating children’s clinics, our e-management online healthcare market, pharmaceutical and nutraceutical supply market. We plan to develop in each of our business segments new products and services that provide increased benefits to customers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

     To become profitable and competitive, we must be successful in obtaining license approvals from Chinese government health authorities in order to be able to open and operate private pediatric clinics throughout China and to generate substantial revenues and profits.

     We have no assurance that financing will be available to us on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

     As of June 30, 2010, our total assets were $287,249 and our total liabilities were $177,155. Total assets increased from December 31, 2009 by $286,774 due to an increase in prepaid expenses of $45,500 ($45,500 in 2010 and $-0- in 2009); property and equipment of $30,000 ($30,000 in 2010 and $-0- in 2009) and; an increase in intangible assets of $210,564 ($210,564 in 2010 and $-0- in 2009). Total liabilities increased by $49,774. This is mainly due to an increase in accounts payable and accrued liabilities of $30,231 ($61,433 in 2010 and $31,202 in 2009) and; an increase in loans payable of $66,717 ($80,717 in 2010 and $14,000 in 2009).

     Net Loss. We incurred a net loss of $167,997 for the quarter ended June 30, 2010, compared to a net loss of $25,187 for the quarter ended June 30, 2009. This was mainly due to an increase of $115,282 in depreciation and amortization expense in the quarter ended June 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation. Also, general and administrative expenses increased by $21,890 in which, for the quarter ended June 30, 2010 was $38,077 and for the quarter ended June 30, 2009 was $16,187. This increase was associated with legal and accounting costs pursuant to the acquisition agreement.

     We incurred a net loss of $334,128 for the six months ended June 30, 2010, compared to a net loss of $39,930 for the six months ended June 30, 2009. This was mainly due to an increase of $230,564 in depreciation and amortization expense in the six months ended June 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation. Also, general and administrative expenses increased by $42,687 in which, for the six months ended June 30, 2010 was $73,689 and for the six months ended June 30, 2009 was $31,002. This increase was associated with legal and accounting costs pursuant to the acquisition agreement.

     From February 27, 2007 (inception date) to June 30, 2010 we incurred a net loss of $512,534 and had a working capital deficiency of $130,470.

     Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric clinics throughout China. Our expectations are that we will not begin to show profitable operating results until Year 2 to Year 4.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we begin implementing our medical management software systems and devices in hospitals and clinics; ii) sourcing, marketing and selling pharmaceutical and nutraceutical products to healthcare providers and the general public and; iii) opening and serving patients in our pediatric clinics. Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. We are actively pursuing financing options to carry out our business operations. We have used the monies raised in our January 13, 2010 private placement for license fees and corporate purposes. Our success or failure will be determined by creating alliances with healthcare providers who need our medical technology, selling a large volume or our products and opening a number of private pediatric clinics throughout China.

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

     Cash on hand as of August 13, 2010 is $1,185. Net cash used for operating activities was $118,833 for the quarter ended June 30, 2010 compared to operating activities of $11,598 for the quarter ended June 30, 2009. Operating expenses for the quarter ended June 30, 2010 included i) $230,564 in depreciation and amortization expenses; ii) paid down prepaid expenses of $45,500 and; iii) $30,231 in accounts payable and accrued liabilities We anticipate that overhead costs will increase in the near term as we increase our operational activities.

     Cash flows provided by financing activities accounted for $119,543 for the six months ended June 30, 2010 compared to financing activities of $1,994 for the six months ended June 30, 2009. For the six months ended June 30, 2010, financing activities included an issuance of common stock for cash of $100,000; an increase in loans payable of $9,977 and an increase in related party loans of $9,566.

Limited Capital

     We are currently in discussions with investors to raise the funds necessary to carry out our operational plans and continue our business activities. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business. If we are unable to secure funds to finance our operations, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

     Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including our ability to obtain sufficient financing to prepare a market analysis for submission to the appropriate state authorities in China in order to procure the necessary licensing approvals of establishing children’s health clinics. We have already completed a White Paper which outlines our vision for operating children’s health clinics in China. To the end of our fiscal year, operations are dependent on securing financing of approximately $500,000 to $3,500,000.

Off-Balance Sheet Arrangements

     We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2010, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     None.

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

MEDICAL CARE TECHNOLOGIES INC.

Dated: August 13, 2010	BY:	/s/ Ning C. Wu
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