Form 10-Q
period 2010-09-30
Medical Care Technologies Inc.
filed 2010-11-19
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,226,087 as of November 19, 2010.

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	F1-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Removed and Reserved	13
Item 5. Other Information	13
Item 6. Exhibits	13

ITEM 1.	FINANCIAL STATEMENTS.

Medical Care Technologies Inc.
 (A Development Stage Company)
September 30, 2010

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets

Cash and cash equivalents	$1,185	$475
Prepaid expenses	26,000	–

Total Current Assets	27,185	475

Property and equipment, net of accumulated depreciation of $30,000	20,000	–
Intangible assets, net of accumulated amortization of $315,846	105,282	–

Total Assets	$152,467	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$68,769	$31,202
Advances from related parties	3,551	25,439
Due to related parties	45,000	–
Accrued liabilities	4,844	–
Loans payable	80,912	14,000

Total Current Liabilities	203,076	70,641

Loans payable	–	56,740

Total Liabilities	203,076	127,381

Commitments and Contingency (Note 6)

Subsequent Event (Note 7)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of September 30, 2010 and December 31, 2009	$–	$–

Common Stock, 500,000,000 shares authorized, $0.00001 par value, 151,226,087 and 98,900,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,512	989

Additional Paid-in Capital	1,831,866	50,511

Deficit Accumulated During the Development Stage	(1,883,987)	(178,406)

Total Stockholders’ Deficit	(50,609)	(126,906)

Total Liabilities and Stockholders’ Deficit	$152,467	$475

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
 (A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

					Period from
	For the three months ended September 30,		For the nine months ended September 30,		February 27, 2007
					(Inception)
					To September 30,
	2010	2009	2010	2009	2010

Expenses

General and administrative	$404,884	$13,330	$478,573	$44,332	$553,214
Depreciation and amortization expense	115,282	–	345,846	–	345,846
Management fees	851,000	4,700	881,000	13,700	896,692

Total Expenses	(1,371,166)	(18,030)	(1,705,419)	(58,032)	(1,795,752)

Foreign currency exchange gain (loss)	(287)	(729)	(162)	(657)	(925)

Loss From Continuing Operations	(1,371,453)	(18,759)	(1,705,581)	(58,689)	(1,796,677)

Loss from Discontinued Operations:

Discontinued operations	–	–	–	–	(87,310)

Net Loss	$(1,371,453)	$(18,759)	$(1,705,581)	$(58,689)	$(1,883,987)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	N/A	N/A	N/A
Continuing Operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net Loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding– Basic and Diluted	111,988,000	73,193,000	103,977,000	77,343,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
 (A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total

Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	36,000

Donated services	–	–	5,000	–	5,000

Net loss for the period	–	–	–	(37,543)	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	8,457

Donated services	–	–	5,500	–	5,500

Net loss for the year	–	–	–	(55,742)	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$(41,785)

Cancellation of common stock – President of Company	(57,500,000)	(575)	(14,425)	–	(15,000)

Reissuance of common stock – President of the Company	57,500,000	575	14,425	–	15,000

Net loss for the year	–	–	–	(85,121)	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$(126,906)

Cancellation of common stock for acquisition of assets	(57,300,000)	(573)	573	–	–

Issuance of common stock for acquisition of assets	57,300,000	573	470,555	–	471,128

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	100,000

Issuance of common stock for consulting services	8,250,000	83	246,917	–	247,000

Issuance of common stock for management services	38,000,000	380	835,620	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	88,000

Issuance of common stock for advisory services	1,250,000	12	28,738	–	28,750

Net loss for the period	–	–	–	(1,705,581)	(1,705,581)

Balance – September 30, 2010	151,226,087	$1,512	$1,831,866	$(1,883,987)	$(50,609)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
	Nine months ended September 30,		February 27, 2007
			(Date of Inception)
			To September 30,
	2010	2009	2010

Operating Activities

Net loss for the period	$(1,705,581)	$(58,689)	$(1,883,987)

Donated services and expenses	–	–	10,500
Depreciation and amortization	345,846	–	345,846
Stock-based compensation	1,210,750	–	1,210,750

Changes in operating assets and liabilities:
Prepaid expenses	(26,000)	(2,000)	(26,000)
Accounts payable	12,128	52,329	43,330
Accounts payable due to related parties	48,551	–	48,551
Accrued liabilities	4,844	(3,350)	4,844
Net Cash Used in Operating Activities	(109,462)	(11,710)	(246,166)

Financing Activities
Proceeds from sale of common stock for cash	100,000	–	141,000
Proceeds from loans payable	10,172	–	80,912
Proceeds from advances from related party	–	1,994	25,439
Net Cash Provided by Financing Activities	110,172	1,994	247,351

Increase (Decrease) in Cash and Cash Equivalent	710	(9,716)	1,185

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$1,185	$75	$1,185

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to/from accounts payable	$25,439	$23,445	$48,249
Repurchase of common stock	$–	$–	$15,000
Shares issued for acquisition of assets	$471,128	$–	$471,128

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

1.	Development Stage Company and Going Concern

Medical Care Technologies Inc. (the “Company”) was incorporated in Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc” and changed its name to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company merged with its wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE.  The Company is in the development stage as defined by Financial Accounting Standards Board Accounting Standards Codification  915, “Development Stage Entities”.

During the nine months ended September 30, 2010, the Company issued 57.3 million common shares to acquire certain software and computer equipment associated with the development and maintenance of secure information systems which increase access to medical resources services, education and wellness, pharmaceutical and nutraceutical products. The shares represented 57.6% of the total issued and outstanding shares, resulting in a change in control. This change of control will limit the utilization of our NOL carryforwards in future tax periods. The Company’s principal business now is to open and operate private children’s health clinics throughout China.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $175,891 and has accumulated losses of $1,883,987 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Computer hardware	1 year
Equipment	2 year
Computer software and database	1 year

Amortization and depreciation expense totaled $345,846 and $nil for the nine months ended September 30, 2010 and 2009, respectively.

3.	Related Party Transactions

a)
During the nine months ended September 30, 2010, the Company recognized $45,000 of management fees. At September 30, 2010, the Company is indebted to the President of the Company for $48,551, representing $45,000 of management fees owed and $3,551 of expenditures paid on behalf of the Company.  This amount is unsecured, bears no interest and is due on demand.

b)	On September 1, 2010, the Company issued 500,000 shares of common stock to two directors of the Company at a fair value of $11,500. Refer to Notes 5(h), 6(c) and 6(d).

c)
On September 2, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company at a fair value of $23,000 for 1 year of service as a director of the Company commencing September 2, 2010.   Refer to Note 5(j).

d)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 5(l).

4.	Loans payable

a)
On August 8, 2009, the Company received $5,831 (Cdn$6,000) and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

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

a)
The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of September 30, 2010 and December 31, 2009, there was no preferred stock issued and outstanding.

b)
On January 15, 2010, the Company accepted subscriptions for 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consists of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months. The Company issued the shares on February 1, 2010.

c)	On February 1, 2010, 57,300,000 shares of common stock were cancelled and returned to treasury by the former President of the Company for $nil consideration.

d)	On February 1, 2010, 57,300,000 shares of common stock with a fair value of $471,128 were issued pursuant to the Asset Acquisition Agreement with Great Union Corporation described in Note 2.

e)	On May 18, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $102,500 pursuant to a consulting agreement dated May 18, 2010. The term of the agreement is six months.

f)	On August 28, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $70,000 pursuant to the consulting agreement described in Note 6(a).

g)	On August 31, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,500 pursuant to a consulting agreement described in Note 6(b).

h)	On September 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $69,000 pursuant to three consulting agreements described in Notes 6(c), (d) and (e).

i)	On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750 pursuant to the advisory board agreement described in Note 6(f).

j)	On September 2, 2010, the Company issued 1,000,000 shares of common stock at a fair value of $23,000 to a director of the Company. Refer to Note 3(c).

k)	On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000 pursuant to the advisory board agreement described in Note 6(g).

l)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 3(d).

m)	On September 15, 2010, The Company issued 3,826,087 shares of common stock at a fair value of $88,000 pursuant to the agreement described in Note 6(h).

n)	On September 17, 2010, the Company increased its authorized shares capital of common stock to 500,000,000 shares with par value of $0.00001.

o)
During this quarter 500,000 stock options were awarded pending the approval of the Company’s stock option plan. As of September 30, 2010 and the date these financials were filed, the plan has not yet been approved.

6.	Commitments

a)
On August 28, 2010, the Company entered into an agreement for business advisory and consulting services pursuant to which the Company agreed to issue 500,000 restricted shares of common stock of the Company as consideration for entering in the agreement and 2,000,000 shares for consulting services.  The Company will also issue 250,000 stock options upon the implementation of an incentive stock option plan by the Company.  In the event that a financing transaction is arranged using a source first introduced to the Company by the consultant, the Company will pay an advisory fee at closing equal to 7% of the gross proceeds received by the Company.  The term of the agreement is 18 months.  On August 28, 2010, the Company issued 2,500,000 shares at a fair value of $70,000.  At September 30, 2010, the Company has not adopted a stock option plan and therefore has not granted the stock option to the consultant.

6.	Commitments (continued)

b)
On August 31, 2010, the Company entered into a consulting agreement for information technology consulting services.  Pursuant to the agreement, the Company agreed to i) issue 250,000 shares of common stock; ii) grant a stock option which entitles the holder to purchase 50,000 shares of Company’s common stock upon the implementation of an incentive stock option plan by the Company.  The term of the agreement is twelve months.  On August 31, 2010, the Company issued 250,000 shares at a fair value of $5,500.  At September 30, 2010, the Company has not adopted a stock option plan and therefore has not granted the stock option to the consultant.

c)
On September 1, 2010, the Company entered into a consulting agreement for public relations and marketing services.  Pursuant to the agreement, the Company agreed to issue 250,000 shares of common stock and a stock option which entitles the holder to purchase 50,000 shares of common stock. The agreement may be terminated at any time by either party. On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750.  At September 30, 2010, the Company has not adopted a stock option plan and therefore has not granted the stock option to the consultant.

d)
On September 1, 2010, the Company entered into a consulting agreement for information technology consulting services.  Pursuant to the agreement, the Company agreed to issue 250,000 shares of common stock and a stock option which entitles the holder to purchase 50,000 shares of common stock.  The agreement may be terminated at any time by either party. On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750.  At September 30, 2010, the Company has not adopted a stock option plan and therefore has not granted the stock option to the consultant.

e)
On September 1, 2010, the Company entered into a consulting agreement related to strategic, planning, reporting and other general business consultation for its operations in the United States and China.  Pursuant to the agreement, the Company agreed to issue 2,500,000 restricted shares of common stock of the Company.  In addition, if the consultant is materially involved in a completed merger and acquisition (the “Transaction”) with a company introduced by the Company, the Company agrees to pay the consultant 5% of the total value of the Transaction in the same ratio of cash and/or stock as the Transaction.  If the consulting is materially involved in a completed Transaction with a company introduced by the consultant, the Company agrees to pay the consultant 10% of the total value of the Transaction in the same ratio of cash and/or stock as the Transaction.  The term of the agreement is 1 year and may be renewed for an additional one year.  On September 1, 2010, the Company issued 2,500,000 shares at a fair value of $57,500 to the consultant.

f)
On September 1, 2010, the Company entered into an advisory board agreement pursuant to which the Company agreed to issue 250,000 restricted shares of common stock of the Company and a stock option to purchase 50,000 shares.  The advisor will devote up to 8 days in each twelve month period.  The agreement may be terminated at any time by either party. On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750.  At September 30, 2010, the Company has not adopted a stock option plan and therefore has not granted the stock option to the advisor.

g)
On September 5, 2010, the Company entered into an advisory board agreement pursuant to which the Company agreed to issue 500,000 restricted shares of common stock of the Company and a stock option to purchase 50,000 shares.  The advisor will devote up to 8 days in each twelve month period.  The agreement may be terminated at any time by either party. On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000.  At September 30, 2010, the Company has not adopted a stock option plan and therefore has not granted the stock option to the advisor.

h)
On September 15, 2010, the Company entered into an agreement with Accredited Members, Inc. (“AMI”), pursuant to which the Company will create and post a corporate profile on AMI’s community website which provides AMI’s members a channel to present information regarding their business to other members.  Under the terms of the agreement, the Company agreed to pay $1,000 per month and issue $88,000 worth of restricted shares of common stock of the Company within 20 days of the signing of the agreement.  If at the end of the 180-day restricted stock period (covered under Rule 144), the shares of common stock of the Company are valued at less than $88,000 (based on the lesser of the closing bid price at the 180 day mark or the trailing 20 day closing bid average), the Company will issue additional shares to equal the original $88,000 stock value at the start of the agreement.  On September 15, 2010, the Company issued 3,826,087 shares of common stock at a fair value of $88,000.

7.	Subsequent Event

On October 22, 2010, the Company signed a proposed term sheet for a $50,000 convertible debenture.  According to the term sheet, the convertible debenture is due 9 months after issuance, bears interest at 8% per annum and is convertible at 39.9% discount of the average of the lowest 3 trading prices during the 10 trading day period ended on trading day prior to the date of the conversion.  The debenture holder will be limited to convert no more than 4.99% of the issued and outstanding common stock of the Company at time of conversion at any one time.

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

We are a start-up, development stage-corporation and have not yet generated or realized any revenues from our business activities. We incurred a loss of $1,371,453 for the quarter ended September 30, 2010 and had an accumulated deficit of $1,883,987 since inception.  The Company’s ability to continue as a going concern is uncertain.  While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of opening and operating private pediatric clinics, sale and implementation of its medical software programs, or sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of September 30, 2010 the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Private Pediatric Clinics

The company plans to seize the opportunities available for businesses that provide medical type services in China by opening and operating private pediatric clinics and mainly locating them in economically developing and/ developed provinces and urban areas. Subsequent to the quarter ended September 30, 2010, we have entered into verbal discussions with Chinese health officials to initiate our pediatric health care objectives.

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

In the short term, we require additional funding for legal and professional fees, continued software development costs, license fees, market feasibility research studies, accounts payables and general operating expenses. Subsequent to our quarter ended September 30, 2010, we signed a proposed term sheet for a $50,000 convertible debenture.  According to the term sheet, the convertible debenture is due 9 months after issuance, bears interest at 8% per annum and is convertible at 39.9% discount of the average of the lowest 3 trading prices during the 10 trading day period ended on trading day prior to the date of the conversion.  The debenture holder will be limited to convert no more than 4.99% of the issued and outstanding common stock of the Company at time of conversion at any one time.

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

To become profitable and competitive, we must be successful in obtaining license approvals from Chinese government health authorities in order to be able to open and operate private pediatric clinics throughout China and to generate substantial revenues and profits. Subsequent to the quarter ended September 30, 2010, the Company’s Chief Executive Officer has entered into various discussions with appropriate health authorities to enable us to move forward with our pediatric health care initiatives. We have also entered into discussions with Chinese investment banks that may provide long term strategic financing for us.

We have no assurance that financing will be available to us on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Net Loss. We incurred a net loss of $1,371,453 for the quarter ended September 30, 2010, compared to a net loss of $18,759 for the quarter ended September 30, 2009. This was mainly as a result of: i) an increase of $846,300 in management fees ($851,000 in 2010 and $4,700 in 2009) due to an issuance of 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. The 38,000,000 share issuance is subject to a Two Year Lock Up Agreement; ii) an increase of $391,554 in general and administrative expenses ($404,884 in 2010 and $13,330 in 2009) due to an increase of stock based compensation with a fair value of $374,750 pursuant to various information technology, business advisory, public relations and general consulting services and director remuneration and advisory board compensation;  iii) an increase of $115,282 in depreciation and amortization expense in the quarter ended September 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation.

We incurred a net loss of $1,705,581 for the nine months ended September 30, 2010, compared to a net loss of $58,689 for the nine months ended September 30, 2009. This was mainly due to an increase of: i) $867,300 in management fees ($881,000 in 2010 and $13,700 in 2009) due to an issuance of 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. The 38,000,000 share issuance is subject to a Two Year Lock Up Agreement; ii) $434,241 in general and administrative expenses ($478,573 in 2010 and $44,332 in 2009) due to an increase of stock based compensation with a fair value of $374,750 pursuant to various information technology, business advisory, public relations and general consulting services and director remuneration and advisory board compensation and an increase in legal and accounting costs pursuant to the Asset Acquisition Agreement; iii) $345,846 in depreciation and amortization expense in the nine months ended September 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation.

From February 27, 2007 (inception date) to September 30, 2010 we incurred a net loss of $1,883,987 and had a working capital deficiency of $175,891.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric clinics throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric clinics until Year 2.

Liquidity and Capital Resources

As of September 30, 2010, our total assets were $152,467 and our total liabilities were $203,076.  Total assets increased from December 31, 2009 by $151,992 due to an increase in prepaid expenses of $26,000 ($26,000 in 2010 and $-0- in 2009); property and equipment of $20,000 ($20,000 in 2010 and $-0- in 2009) and; an increase in intangible assets of $105,282 ($105,282 in 2010 and $-0- in 2009). Total liabilities increased by $75,695.  This is mainly due to an increase in accounts payable and accrued liabilities of $42,411 ($73,613 in 2010 and $31,202 in 2009); an increase in loans payable of $10,172 ($80,912 in 2010 and $70,740 in 2009) and; an increase in due to related parties of $23,112 ($48,551 in 2010 and $25,439 in 2009).

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

Cash on hand as of November 19, 2010 is $1,185. Net cash used for operating activities was $158,013 for the quarter ended September 30, 2010 compared to operating activities of $11,710 for the quarter ended September 30, 2009.  Operating expenses for the quarter ended September 30, 2010 included i) $345,846 in depreciation and amortization expenses; ii) stock based compensation of $1,210,750 of which an issuance of 38,000,000 common stock at a fair value of $836,000 was paid to the President of the Company for management services; 8,250,000 common stock at a fair value of $247,000 was paid to consultants for various information technology, business advisory, public relations and general consulting services; 3,826,087 common stock at a fair value of $88,000 was paid to a firm in exchange for the Company posting its corporate profile on the firm’s community website; 1,000,000 common stock at a fair value of $23,000 was paid to a former director as remuneration and; 750,000 common stock at a fair value of $16,750 was paid to 2 advisors pursuant to advisory board agreements; iii) paid down prepaid expenses of $26,000 and; iv) decrease of $16,972 in accounts payable and accrued liabilities. We anticipate that overhead costs will increase in the near term as we increase our operational activities.

Cash flows provided by financing activities accounted for $158,723 for the quarter ended September 30, 2010 compared to financing activities of $1,994 for the quarter ended September 30, 2009.  For the quarter ended September 30, 2010, financing activities included an issuance of common stock for cash of $100,000; an increase in loans payable of $10,172 and; increase in related party loans of $48,551.

Limited Capital

We are currently in discussions with investors to raise the funds necessary to carry out our operational plans and continue our business activities. Subsequent to our quarter ended September 30, 2010, we signed a proposed term sheet for a $50,000 convertible debenture.  According to the term sheet, the convertible debenture is due 9 months after issuance, bears interest at 8% per annum and is convertible at 39.9% discount of the average of the lowest 3 trading prices during the 10 trading day period ended on trading day prior to the date of the conversion.  The debenture holder will be limited to convert no more than 4.99% of the issued and outstanding common stock of the Company at time of conversion at any one time.

Other than as described above, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business. If we are unable to secure funds to finance our operations, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

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

The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit and has accumulated losses of since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2010, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      [REMOVED AND RESERVED].

ITEM 5.                      OTHER EVENTS.

None.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CARE TECHNOLOGIES INC.

Dated: November 19, 2010	BY:	/s/ Ning C. Wu
Ning C. Wu,
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.