Form 10-K
period 2010-12-31
Medical Care Technologies Inc.
filed 2011-04-01
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53665

MEDICAL CARE TECHNOLOGIES INC.
(Formerly AM Oil Resources and Technology)

Nevada
(State or other jurisdiction of incorporation or organization)

Room 815, No. 2 Building
Beixiaojie, Dongzhimen Nei
Beijing, China 10009
(Address of Principal Executive Offices, including zip code)

(8610) 6407 0580
(Issuer’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011: $2,982,000.

The registrant had 164,923,228 shares of common stock outstanding as of March 31, 2011.

PART I

ITEM 1.                      BUSINESS

General

We are a Developing Stage Company, as defined by the Accounting Standard Codification (“ASC”) ASC 915-15 “Accounting and Reporting by Development Stage Enterprises.”

We were incorporated in the State of California on February 27, 2007 as Aventerra Explorations Inc. On December 3, 2008, we changed our name to AM Oil Resources and Technology Inc. On September 28, 2009, we incorporated a wholly owned State of Nevada subsidiary, Medical Care Technologies Inc. (the “Company”), for the sole purpose of effecting a name change. On October 6, 2009, the Company entered into a letter of intent to acquire 100% of the medical care technologies and software held by Great Union Corporation (“Great Union”), a Hong Kong corporation. On October 13, 2009, we filed Articles of Merger with the Nevada Secretary of State to effect a merger with the subsidiary and assume the subsidiary’s name. On November 20, 2009, the Financial Industry Regulatory Authority (FINRA) informed us that the name change had been processed and had taken effect and, in conjunction with the name change, a new trading symbol “MDCE” had been granted.

On January 9, 2010, the Company entered into an Asset Acquisition Agreement (“Asset Agreement”) with Great Union to acquire Great Union’s various technologies associated with the development and maintenance of secure information systems which increase access to medical resources and services, health education and wellness, pharmaceutical and nutraceutical products.

Background and Overview

On November 25, 2008, as Aventerra Explorations Inc., we entered into a preliminary agreement to acquire two patents from AM Oil Resources & Technology Inc., a California corporation (“AM Oil”). In consideration for the acquisition of the patents, we issued thirty million (30,000,000) restricted shares of our common stock. Subsequent to this agreement, we changed our name to AM Oil Resources & Technology Inc.

As a result of a breach of several provisions concerning patent title and ownership of the Asset Purchase Agreement with AM Oil, we terminated the Agreement on November 17, 2009 and cancelled 30,000,000 shares of common stock that were issued in connection with the Agreement.

As such and as a result of the termination of the Agreement, we are no longer pursuing the technologies to improve the recovery of oil and gas from existing oil and gas wells.

Because the Company never received title, the Company determined that it never owned the assets, which resulted in an error in the first two quarters of 2009. As a result, the quarterly reports on Form 10-Q were amended and restated to remove the patent asset and related debt. In addition, the cancellation of common stock issued in connection with this transaction was reflected in the amended quarterly filings.

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

On January 9, 2010, the Company entered into an Asset Acquisition Agreement (“Asset Agreement”) with Great Union to acquire Great Union’s various technologies associated with the development and maintenance of secure information systems which increase access to medical resources and services, health education and wellness, pharmaceutical and nutraceutical products. In consideration, the Company agreed to issue 57,300,000 shares of its common stock to Great Union. On February 1, 2010, the Company cancelled 57,300,000 units of common stock held by the former President of the Company and issued these shares to Great Union.

Our mission now is to open and operate private children’s health clinics throughout China. Concurrent with, and in addition to the clinics we plan to operate, it is our plan to add to our bottom revenue line by offering affordable, standardized and secure software information systems to electronically connect healthcare providers, academic institutions, pharmaceutical and nutraceutical companies, alternative health companies and individual consumers with healthcare information, products and services in China. Initially, we aim to generate e-management revenues and nutraceutical and pharmaceutical product distribution revenues.

Our current operations consist of three business segments: Pediatric Clinics, Medical Management Software Systems and; Pharmaceutical and Nutraceutical Products.

Pediatric Clinics

The company plans to seize the opportunities available for businesses that provide medical type services in China by opening and operating private pediatric clinics and mainly locating them in economically developing and/ developed cities. We have entered into verbal discussions with Chinese health officials to initiate our pediatric health care objectives. We expect to sign a Memorandum of Understanding after the first quarter 2011.

Medical Management Software Systems

We produce an array of standardized and secure medical management software systems that can be used in a wide range of healthcare settings to electronically connect the healthcare industry with the consumer. They include healthcare monitoring devices for glucose monitoring and cardiovascular monitoring and solutions, among others. The primary customers served by our software systems are hospitals and clinics; physicians’ office practices; retail pharmacies and; healthcare providers.

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

Pharmaceutical and Nutraceutical Products

It is our strategy to develop or source and sell high-quality pharmaceutical and nutraceutical products and a wide variety of other merchandise, including over-the-counter medicines, herbal products, personal care products, family care products in our planned Pediatric Clinics, through our website, retail pharmacies and through established sales and distribution channels in China. We will also offer private label products, which we believe will distinguish us from our key competitors. Further, our target customers in this segment are retail pharmacies, pharmaceutical companies; hospitals; physicians’ office practices; consumers; and industrial and food microbiology laboratories. Med-Suite™, in concert with a person’s secure personal health record, will allow the medical professional to communicate pharmaceutical, administrative, clinical data in a cost-effective manner.

Executive Offices

Our executive offices are located at Room 815, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, People’s Republic of China 10009. We currently lease approximately 600 square feet of space in a commercial building at 1,000RMB per month.

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

Marketing and Promotion

Our marketing and promotion strategy is to build brand recognition to our children’s clinics and the products we plan to sell, increase patient/customer awareness and, therefore, patient/customer purchases to our products, attract new patients/customers, build strong patient/customer loyalty, maximize repeat customer visits and develop incremental revenue opportunities.

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

Distribution of Products

We plan to market our pharmaceutical and nutraceutical products in the children’s clinics through independent distribution channels and directly to end-users by independent sales representatives.

We expect to lease warehouses that will operate as regional distribution centers for the purpose of serving our children’s clinics. We plan to have suppliers deliver products to our regional distribution centers, which in turn serve our children’s clinics in the region.

We expect the operations of our regional distribution centers, including inventory management and deliveries, to be integrated and coordinated by our integrated management information system. We believe that this will provide us with up-to-date product availability information so as to optimize our inventory management.

Our Strategies

We intend to implement the following strategies for Fiscal 2011:

Open Children’s Medical Clinics in Large and Fast-Growing Metropolitan Markets

Desirable geographic market is essential to competing effectively as well as maintaining and generating profitability. In 2011 and based upon successful financings, we plan to open new clinics and pharmacies mainly in metropolitan centers with a focus on growing middle and upper-middle class demographics. We are planning entries into cities in both southern and northern China. There is enormous potential for growth in these cities as there are many under-penetrated and untapped local neighborhoods available for us to establish clinics and gain market share.

To further our competitive advantage, we plan to create facilities with ambiance catered to children and youth; such facilities are considered to be unique features in the current China market. Additionally, each planned medical clinic will contain an in-house health and wellness shop. With a “one-stop” shopping approach, our mission is to become the preferred medical clinic in residential communities.

Capture Patient/ Customer Trust and Loyalty with Effective Marketing and Promotional Programs

A strong brand name is critical to winning customers’ trust in us, our products, as well as building customer loyalty and increasing customer visits to our children’s clinics in order to purchase our products. As a result, we intend to promote both our brand name and our private label products. Specifically, we will continue to deploy the following marketing and promotional initiatives:

•
offer services that are carefully tailored to meet our patients’/customers’ healthcare needs, including integrated health programs focused on pediatric care, health supplements, weight management, skin care and treatment, obesity, diabetes and sports injury

•	organize community-based activities and targeted promotion programs to gain patient/customer loyalty

•	form an alliance with a number of promotional partners and develop promotional campaigns with these partners in order to increase awareness of our brand name and private label products; and

•	advertise our brand, services and products in television and selected newspapers/magazines that service our targeted cities

Offer Health and Wellness Products

We will concentrate on the promotion of western health and wellness product lines to develop and strengthen our brand identity in China and to achieve targeted profitability. In particular, we plan to:

•	sell an assortment of superior quality, high margin nutritional supplements and herbal products

•	develop and invest in multiple private label products targeted at various product categories, geographic regions and patient/customer groups; and

•	offer a selection of high, medium and low price private label products within each product category in order to appeal to a broad range of customers

•	all products will be FDA and SFDA approved

Develop Reliable Distribution Channels for our Products

The recent regulatory changes implemented by the Chinese government is an indication that new opportunities have opened up which will allow us to market western health and wellness products.

Each pediatric clinic shall be complemented with a health and wellness shop, dedicated to preventive medicine. This shall provide a framework for horizontal integration of healthcare.

All goods and services are planned to be well-researched and substantiated by certified market researchers. By utilizing existing networks already firmly established, we estimate the ramp up time to take three to six months.

Implement Management Information Systems in our Medical Clinics and Pharmacies

We plan to utilize our information management system to build a secured integrated data network for electronic health records and medical information management. The ideal and achievable state is to provide our patients and our medical staff access to the patients’ medical data at any of our locations. The patients’ up-to-date medical records shall be readily available should they chose to go to any of our medical clinics. The overall process creates a sense of trust that all of our medical staff are well aware of their children’s medical history if they are travelling to another city that has our children’s clinics.

Operationally, our systems and processes give us an infrastructural advantage. It will streamline delivery, facilitate data mining and fully integrate procurement, inventory management, pricing, and distribution. The system will provide the delivery of data aggregation capabilities and enhanced category management, enabling us to fine-tune processes such as product selection, optimal product/pricing mix, shelf space allocation and automate store replenishment requests. These features are expected to yield significant benefits in the form of economies of scale, lower costs and reduced expenditures for our clinical operations.

Looking to the Future:

Selectively Pursue Complementary Acquisitions

We plan to strategically acquire independently operated clinics that will serve to establish a presence in new markets. Growth is to be achieved through acquisition in large cities such as Beijing and Shanghai. Each acquisition opportunity will be screened by focusing on already existing clinics in prime, well-developed facilities and patient/customer bases which are commercially attractive.

We will promote our own private labels for products that will further secure our market shares in Asia.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees/consultants and; with the exception of our Chief Executive Officer and Chief Operating Officer, each devotes about 25% of his time or 10 hours per week to our operation. We currently have a Consultancy Agreement with the Chief Executive Officer and an Executive Officer Employment Agreement with our Chief Operating Officer. Currently, the CEO devotes approximately 85% or 35 hours per week of her time to the business operations of the Company and the COO devotes about 50% of his time or 20 hours per week to our operations. On December 30, 2010, we adopted a 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan. During the year ended December 31, 2010, we granted 700,000 stock options with an exercise price of $0.25 per share to four of our executive officers. All 700,000 stock options are exercisable until December 30, 2020. Subsequent to the year ended December 31, 2010, on February 1, 2011, we granted 100,000 stock options with an exercise price of $0.25 per share to the Chief Operating Officer of the Company pursuant to an Executive Officer Employment Agreement mentioned above.

Other than as described above, we have no other employee contracts. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we expect to adopt these plans in the future. Our officers and directors will handle our administrative duties until we raise enough funds to be able to hire administrative personnel.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including the following: (i) limited capital resources, (ii) ability to develop brand name, (iii) possible delays in obtaining products we sell, (iv) strong competition in the medical technology industry, (v) implementation of strict government regulations in the healthcare industry, (vi) and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we must be able to deploy and sell a sufficient number of management information systems, open and operate successfully a number of pediatric clinics and market and sell large volumes of our products to generate revenues and profits. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our future growth is dependent upon selling products, and we cannot guarantee that such products will be available. An element of our strategy is to promote a revenue stream by focusing on pharmaceutical and nutraceutical products that deliver greater benefits to patients, healthcare workers and researchers. The sourcing of these products requires significant time and research. The results of our product sourcing efforts may be affected by a number of factors, including our ability to source and subsequently obtain new products from suppliers, or gain and maintain market approval of these products. There can be no assurance that any products now or that we may seek to sell in our children’s clinics in the future will achieve the revenues we hope for or gain market acceptance.

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

Regulation. Our proposed pediatric clinics and medical management information technology operations and proposed products are subject to regulation by Chinese state agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our business, technology and medical products. These regulatory controls can affect the time and cost associated with the development, introduction and continued availability of our services and selling of new products. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful. While our strategy to open and operate pediatric clinics and promote various revenue streams is driven by the internal development and promotion of our medical management information systems, sourcing and selling large quantities of products and, branding our private label, we seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. We cannot guarantee that any future transaction will be successful.

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

ITEM 4.                      REMOVED AND RESERVED.

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

On December 30, 2010, we adopted 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2010, we granted 1,350,000 stock options with an exercise price of $0.25 per share. All 1,350,000 stock options are exercisable until December 30, 2020.

Subsequent to the year ended December 31, 2010, we granted 100,000 stock options with an exercise price of $0.25 per share to the Chief Operating Officer of the Company.

There are no outstanding warrants to purchase.

On February 1, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $50,000. The Note, which is due on November 3, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from February 1st at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection.

On March 21, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from March 11at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection.

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on January 9, 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year 2010	High Bid	Low Bid
Fourth Quarter 10-01-10 to 12-31-10	$0.0259	$0.01
Third Quarter 7-01-10 to 9-30-10	$0.032	$0.019
Second Quarter 4-01-10 to 6-30-10	$0.095	$0.021
First Quarter 1-01-10 to 3-31-10	$0.395	$0.07

Fiscal Year 2009	High Bid	Low Bid
Fourth Quarter 10-01-09 to 12-31-09	$0.25	$0.066
Third Quarter 7-01-09 to 9-30-09	$0.11	$0.02
Second Quarter 4-01-09 to 6-30-09	$0.17	$0.06
First Quarter 1-01-09 to 3-31-09	$1.01	$0.12

Fiscal Year 2008	High Bid	Low Bid
Fourth Quarter 10-01-08 to 12-31-08	$1.01	$0.02
Third Quarter 7-01-08 to 9-30-08	$0.27	$0.05
Second Quarter 4-01-08 to 6-30-08	$0.00	$0.00
First Quarter 1-01-08 to 3-31-08	$0.00	$0.00

Holders

On December 31, 2010, we had 20 shareholders of record of our common stock.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 30, 2010, we adopted 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2010, we granted 1,350,000 stock options with an exercise price of $0.25 per share. All 1,350,000 stock options are exercisable until December 30, 2020.

Subsequent to the year ended December 31, 2010, we granted 100,000 stock options with an exercise price of $0.25 per share to the Chief Operating Officer of the Company.

Other than as described above, we have no other equity compensation plans and no other shares authorized for issuance under this plan.

Recent Sales of Unregistered Securities

The following securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Subsequent to year ended December 31, 2010, we completed the following sales of previously unreported, unregistered securities:

On January 5, 2011, we filed an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan and to register 7,000,000 shares of common stock to be issued to various consultants pursuant to consulting agreements.

On January 11, 2011, we issued 1,097,141 restricted shares of common stock upon the conversion of the November 15, 2010 convertible promissory note.

On January 27, 2011, we issued 2,900,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to a consulting agreement and two administrative services agreements.

On January 31, 2011, we issued 3,000,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to a business advisory and consulting agreement.

On February 1, 2011, we entered into an Executive Officer Employment Agreement with our Chief Operating Officer. Pursuant to the agreement, we issued 2,000,000 restricted shares of common stock for the first year of service.

On February 8, 2011, we issued 3,500,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to consulting agreements.

On February 16, 2011, we issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to an administrative services agreement.

From January 1, 2010 to December 31, 2010, we completed the following sales of previously unreported, unregistered securities:

On December 6, 2010, we issued 100,000 restricted shares of common stock at a fair value of $1,400 pursuant to a consulting agreement related to services in the development, modification, packaging and marketing of certain consumer products acquired by us. Under the terms of the agreement, we agreed to issue 500,000 restricted shares of common stock, payable as follows: i) 100,000 shares upon execution of the agreement; ii) 100,000 shares on March 1, 2011; iii) 150,000 shares on August 1, 2011 and; iv) 150,000 shares on January 1, 2012. The term of the agreement is 24 months.

On November 10, 2010, we issued 250,000 restricted shares of common stock at a fair value of $4,125 pursuant to an information technology consulting agreement The term of the agreement is 4 months.

On September 15, 2010, we issued 3,826,087 restricted shares of common stock to Accredited Members, Inc. (“AMI”) at a fair value of $88,000 pursuant to which we will create and post a corporate profile on AMI’s community website which provides AMI’s members a channel to present information regarding their business to other members.

On September 13, 2010, we issued 38,000,000 restricted shares of common stock to our Chief Executive Officer and President of the Company at a fair value of $836,000 for management services.

On September 5, 2010, we issued 500,000 restricted shares of common stock at a fair value of $11,000 pursuant to an advisory board agreement.

On September 2, 2001, we issued 1,000,000 restricted shares of common stock at a fair value of $23,000 to a director of the Company for 1 year of service as a director of the Company.

On September 1, 2010, we issued 250,000 restricted shares of common stock at a fair value of $5,750 pursuant to an advisory board agreement.

On September 1, 2010, we issued 3,000,000 restricted shares of common stock at a fair value of $69,000 pursuant to three consulting agreements.

On August 31, 2010, we issued 250,000 restricted shares of common stock at a fair value of $5,500 pursuant to a consulting agreement. On December 22, 2010, the 250,000 restricted shares of common stock were returned to the Company for cancellation as the consulting agreement was terminated.

On August 28, 2010, we issued 2,500,000 restricted shares of common stock at a fair value of $70,000 pursuant to a business advisory and consulting agreement. We agreed to issue 500,000 restricted shares of common stock of the Company as consideration for entering in the agreement and 2,000,000 restricted shares for consulting services.

On May 18, 2010, we issued 2,500,000 restricted shares of common stock at a fair value of $102,500 pursuant to an information technology consulting agreement dated May 18, 2010.

On February 1, 2010, 57,300,000 shares of common stock with a fair value of $471,128 were issued pursuant to the Asset Acquisition Agreement with Great Union Corporation.

On February 1, 2010, 57,300,000 shares of common stock were cancelled and returned to treasury by the former President of the Company for $nil consideration.

On February 1, 2010, we issued 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consists of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months. Subsequent to the year ended December 31, 2010, the warrants expired unexercised.

Common stock issued during the year ended December 31, 2009:

On February 22, 2009, 30,000,000 shares of common stock with a deemed fair value of $4,676,795 were issued pursuant to the Asset Purchase Agreement with AM Oil Resources & Technology Inc. On September 28 2009, the 30,000,000 shares of common stock were cancelled and returned to treasury pursuant to the cancellation of the Asset Purchase Agreement.

On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the President of the Company in consideration for $15,000. As we did not pay the $15,000, on September 28, 2009, 57,500,000 shares of common stock were re-issued to the then President of the Company.

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

We are a start-up, development stage, medical technology company headquartered in Beijing, China and engaged principally in opening and operating children’s medical clinics, the development and maintenance of secure medical information systems used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public and; selling and distributing pharmaceutical and nutraceutical products. We have not yet generated or realized any revenues from our business activities.

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

Our anticipated revenue streams over the next three years are expected to come from pediatric clinic market, e-management online healthcare market and pharmaceutical and nutraceutical supply market. We plan to develop in each of our business segments new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we begin implementing our medical management software systems and devices in hospitals and clinics; ii) sourcing, marketing and selling pharmaceutical and nutraceutical products to healthcare providers and the general public and; iii) opening and serving patients in our children’s clinics. Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. Our only other source for cash at this time is monies raised through loans and convertible promissory notes from friends and family. Subsequent to our year ended December 31, 2010, we received net proceeds of $77,000 from Asher Enterprises Inc. pursuant to two (2) Securities Purchase Agreements for the sale of Convertible Promissory Notes. The cash we raised has allowed us to pay our trade payables and will allow us to stay in business for at least to the end of the second quarter. Our success or failure will be determined by creating alliances with healthcare providers and financing groups who i) see merit in forming children’s clinic joint ventures with us; ii) need our medical technology and; iii) selling a large volume of our products throughout China.

Significant Events

On February 18, 2009, we reduced the authorized shares of common stock from 1,150,000,000 shares of common stock with a par value of $0.00001 per share to 150,000,000 shares of common stock with a par value of $0.00001 per share. The authorized shares of preferred stock remain unchanged.

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

On September 13, 2010, we entered into a CEO Amendment Agreement to the Consultancy Agreement dated November 25, 2009 with Ning C.Wu, our current Chief Executive Officer and President. Pursuant to these Agreements, we issued 38,000,000 restricted shares of common stock to Wu for management services. Additionally, on September 13, 2010, we entered into a Lock Up Agreement whereby the Lock Up provides a restriction clause whereby Wu is not permitted to sell, dispose of, pledge or grant any rights with respect to the 38,000,000 restricted shares until September 13, 2012.

On September 17, 2010, we increased our authorized share capital of common stock to 500,000,000 shares with par value of $0.00001. The authorized shares of preferred stock remained unchanged.

Liquidity and Capital Resources

Cash on hand as of March 31, 2011 is $11,170. Net cash used for operating activities was $134,135 for the year ended December 31, 2010 compared to net cash used in operating activities of $82,050 for the year ended December 31, 2009. Operating expenses for the year ended December 31, 2010 included i) $516,928 in depreciation and amortization expenses; ii) stock based compensation of $1,210,823 of which an issuance of 38,000,000 common stock at a fair value of $836,000 was paid to the President of the Company for management services; 8,250,000 common stock at a fair value of $247,000 was paid to consultants for various information technology, business advisory, public relations and general consulting services; 3,826,087 common stock at a fair value of $88,000 was paid to a firm in exchange for the Company posting its corporate profile on the firm’s community website; 1,000,000 common stock at a fair value of $23,000 was paid to a former director as remuneration and; 750,000 common stock at a fair value of $16,750 was paid to 2 advisors pursuant to advisory board agreements; iii) paid down prepaid expenses of $6,500 and; iv) increase of $87,229 in accounts payable and accrued liabilities. We anticipate that overhead costs will increase in the near term as we increase our operational activities and move ahead with our planned initiatives for 2011 in opening pediatric clinics in China.

Cash flows provided by financing activities accounted for $189,851 for the year ended December 31, 2010 compared to financing activities of $72,734 for the year ended December 31, 2009. For the year ended December 31, 2010, financing activities included an issuance of common stock for cash of $100,000; an increase in loans payable of $30,449; an increase in convertible note payable of $10,000 and; an increase in related party loans of $57,402.

As of December 31, 2010, our total assets were $16,891 and our total liabilities were $302,053. Total assets increased from December 31, 2009 by $16,416 and total liabilities increased from December 31, 2009 by $174,672.The increase in liabilities is mainly due to the increase in trade payables such as legal, professional and accounting fees and other filing costs of maintaining a public company. Additionally, we entered into various promissory note agreements which have added to this increase in liabilities.

On January 13, 2010 we completed a non-brokered private placement of 500,000 units at a price of US$0.20 per unit for total proceeds of US$100,000. Each unit purchased was comprised of one share of common stock and one Series A Warrant. Each Series A Warrant was non-transferable and was convertible into one share of common stock upon payment of $0.15 per Series A Warrant, exercisable for a period of twenty four (24) months. The units were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that the transaction took place outside the United States of America and the purchaser was a non-US person as defined in Regulation S. The securities that comprise the units are ‘restricted securities’ as that term is defined in Rule 144 of the Securities Act of 1933. Subsequent to the year ended December 31, 2010, on January 15, 2012, the Series A Warrant expired unexercised.

On November 15, 2010, we entered into a Convertible Promissory Note (the “Note”) with Margaret Chang (“Chang”) in the principal amount of $10,000. The Note, which is due on November 12, 2011, bears interest at the rate of 6% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Chang at any time upon submission of a conversion notice to us. Subsequent to the year ended December 31, 2010, on January 11, 2011, Chang elected to convert the principal and interest outstanding into common shares of the Company and received 1,097,141 restricted common shares in full payment of the Note.

On November 16, 2010, we entered into a Loan Agreement (the “Loan”) with Yee Wu in the principal amount of $10,000. The Loan, which is due November 24, 2011, bears interest at 6% per annum.

Subsequent to the year ended December 31, 2010 and on February 1, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount of $50,000. We received net proceeds from the issuance of the Note in the amount of $47,000. The Note, which is due on November 3, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from February 1st at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. If we fail to deliver shares to Asher upon conversion shall result in a payment to Asher of $2,000 in cash per day. The conversion price is subject to certain anti-dilution protection; for example, if we issue shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. If we desire to exercise our right to prepay the Note during the first 90 days after its issuance, the prepayment penalty is 150% of all amounts owed to Asher; if we elect to prepay between the 91st and 180th day after issuance, the penalty is 175% of all amount owed. There is no right to prepay after the 181th day of issuance.

Subsequent to the year ended December 31, 2010 and on March 21, 2011, we received net proceeds of $30,000 as a result of a second Securities Purchase Agreement with Asher for the sale of a second Convertible Promissory Note (“Asher Note 2”) in the principal amount of $32,500. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from March 11 (the date the Note was actually dated) at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. If we fail to deliver shares to Asher upon conversion shall result in a payment to Asher of $2,000 in cash per day. The conversion price is subject to certain anti-dilution protection; for example, if we issue shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. If we desire to exercise our right to prepay the Note during the first 90 days after its issuance, the prepayment penalty is 150% of all amounts owed to Asher; if we elect to prepay between the 91st and 180th day after issuance, the penalty is 175% of all amount owed. There is no right to prepay after the 181th day of issuance.

Results of Operations

Net Loss. We incurred a net loss of $1,940,207 for the year ended December 31, 2010, compared to a net loss of $85,121 for the year ended December 31, 2009. This was mainly as a result of: i) an increase of $880,324 in management fees ($896,016 in 2010 and $15,692 in 2009) due to an issuance of 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. The 38,000,000 share issuance is subject to a Two Year Lock Up Agreement; ii) an increase of $460,380 in general and administrative expenses ($529,045 in 2010 and $68,665 in 2009) mainly due to an increase of stock based compensation pursuant to various information technology, business advisory, public relations and general consulting services and director remuneration and advisory board compensation.;

From February 27, 2007 (inception date) to December 31, 2010 we incurred a net loss of $2,118,613 and had a working capital deficiency of $295,162.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric clinics throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric clinics until end of 2012.

Limited Capital

We have used funds from a $10,000 loan, $10,000 convertible promissory note as well as the net proceeds of $77,000 received from Asher pursuant to two (2) Securities Purchase Agreements for the sale of Convertible Promissory Notes to pay our trade payables. Our limited cash will also be used to pay for our minimal office and administrative expenses in Beijing and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term. If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

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

The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2010, the Company has a working capital deficit and has accumulated losses of since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Recent Accounting Policies

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

In June 2009, the FASB issued guidance which has not yet been codified in the ASC, amending the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under ASC Topic 810, “Consolidation.” The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Critical Accounting Estimates

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

Earnings (Loss) Per Share: The Company computes net earnings (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2010 and 2009, there were no dilutive potential common shares.

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
 (A Development Stage Company)
December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Medical Care Technologies Inc.
(a development stage company)
Beijing, China

We have audited the consolidated balance sheets of Medical Care Technologies Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of expenses, shareholders’ equity (deficit), and cash flows for the years then ended and for the period from February 27, 2007 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2010 and 2009, and the results of their expenses and their cash flows for the years then ended and for the period from February 27, 2007 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Medical Care Technologies Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Medical Care Technologies Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 /s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 1, 2011

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets

Cash and cash equivalents	$391	$475
Prepaid expenses	6,500	–

Total Current Assets	6,891	475

Property and equipment, net of accumulated depreciation of $40,000	10,000	–
Intangible assets, net of accumulated amortization of $476,928	–	–

Total Assets	$16,891	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$133,758	$31,202
Accrued liabilities	10,112	–
Convertible note payable, net of unamortized discount of $8,503	1,573	–
Derivative liability	6,095	–
Due to related parties	59,402	25,439
Loans payable	91,113	14,000

Total Current Liabilities	302,053	70,641

Loans payable	–	56,740

Total Liabilities	302,053	127,381

Commitments and Contingency (Notes 12 and 13)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of December 31, 2010 and 2009, respectively	–	–

Common Stock, 500,000,000 shares authorized, $0.00001 par value, 151,326,087 and 98,900,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,513	989

Additional Paid-in Capital	1,831,938	50,511

Deficit Accumulated During the Development Stage	(2,118,613)	(178,406)

Total Stockholders’ Deficit	(285,162)	(126,906)

Total Liabilities and Stockholders’ Deficit	$16,891	$475

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
 (A Development Stage Company)
Consolidated Statements of Expenses

	For the year ended December 31,		Period from February 27, 2007
			(Inception)
			To December 31,
	2010	2009	2010

Expenses

General and administrative	$529,045	$68,665	$603,685
Depreciation and amortization expense	516,928	–	516,928
Management fees	896,016	15,692	911,708

Total Operating Expenses	(1,941,989)	(84,357)	(2,032,321)

Other Income (Expense)

Accretion of discount on convertible debt	(341)	–	(341)
Gain on derivative	2,749	–	2,749
Foreign currency exchange gain (loss)	(626)	(764)	(1,390)

Total Other Income (Expense)	1,782	(764)	1,018

Loss Before Discontinued Operations	(1,940,207)	(85,121)	(2,031,303)

Loss from Discontinued Operations

Discontinued operations	–	–	(87,310)
Net Loss	$(1,940,207)	$(85,121)	$(2,118,613)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	N/A
Continued Operations	$(0.02)	$(0.00)
Net Loss	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding–Basic and Diluted	115,922,000	82,777,000

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended December 31,		Period from February 27, 2007
			(Date of Inception)
			To December 31,
	2010	2009	2010

Operating Activities

Net loss for the period	$(1,940,207)	$(85,121)	$(2,118,613)

Donated services and expenses	–	–	10,500
Depreciation and amortization	516,928	–	516,928
Stock-based compensation	1,210,823	–	1,210,823
Accretion of discount on convertible debt	341	–	341
Gain on derivative	(2,749)	–	(2,749)

Changes in operating assets and liabilities:
Prepaid expenses	(6,500)	–	(6,500)
Accounts payable	77,117	6,946	108,954
Accrued liabilities	10,112	(3,875)	10,112
Net Cash Used in Operating Activities	(134,135)	(82,050)	(270,204)

Investing Activities:
Purchase of fixed assets	(55,800)		(55,800)

Net cash Used in Investing Activities	(55,800)		(55,800)

Financing Activities:
Proceeds from sale of common stock for cash	100,000	–	141,000
Proceeds from loans payable	20,449	70,740	91,189
Proceeds from convertible note payable	10,000	–	10,000
Due to related party	59,402	1,994	84,206
Net Cash Provided by Financing Activities	189,851	72,734	326,395

Increase (Decrease) in Cash and Cash Equivalent	(84)	(9,716)	391

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$391	$475	$391

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures
Debt discount	$8,844	–	$8,844
Cancellation of shares	$573	$–	$573
Reclass of related party debt to/from accounts payable	$25,439	$–	$48,249
Shares issued for acquisition of assets	$471,128	$–	$471,128

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total

Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	36,000

Donated services	–	–	5,000	–	5,000

Net loss for the period	–	–	–	(37,543)	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	8,457

Donated services	–	–	5,500	–	5,500

Net loss for the year	–	–	–	(55,742)	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$(41,785)

Cancellation of common stock – President of the Company	(57,500,000)	(575)	(14,425)	–	(15,000)

Issuance of common stock for cash - President of the Company	57,500,000	575	14,425	–	15,000

Net loss for the year	–	–	–	(85,121)	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–

Issuance of common stock for acquisition of assets	57,300,000	573	470,555	–	471,128

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	100,000

Issuance of common stock for consulting services	8,350,000	84	246,941	–	247,025

Issuance of common stock for management services	38,000,000	380	835,620	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	88,000

Issuance of common stock for advisory services	1,250,000	12	28,738	–	28,750

Issuance of stock options for management and consulting services	–	–	48	–	48

Net loss for the year	–	–	–	(1,940,207)	(1,940,207)

Balance – December 31, 2010	151,326,087	$1,513	$1,831,938	$(2,118,613)	(285,162)

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.	Development Stage Company and Going Concern

Medical Care Technologies Inc. (the “Company”) was incorporated in the State of Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc.” and changed its name to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company effected a merger with the wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE.  The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

During the year ended December 31, 2010, the Company issued 57.3 million shares of common stock in connection with the acquisition of certain software and computer equipment. The shares represented 57.6% of the total issued and outstanding shares of the Company, resulting in a change in control. This change of control will limit the utilization of our NOL carryforwards in future tax periods.  The Company’s principal business now is to open and operate private children’s health clinics throughout China.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations.  As at December 31, 2010, the Company has a working capital deficit of $295,162 and has accumulated losses of $2,118,613 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Significant Accounting Policies

a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aventerra Explorations Ltd., a company incorporated in England. All inter-company accounts and transactions have been eliminated.

b)	Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Property and Equipment

Property and equipment consists of computer hardware and equipment and is recorded at cost and amortized over its estimated life on a straight-line basis:

Computer hardware	3 years
Equipment	4 years

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

f)	Intangible assets

Intangible assets consist of computer software and database for tracking patient data and communicating patient data between healthcare providers.  Intangible assets acquired are initially recognized and measured at cost and is amortized on a straight-line basis over its estimated life of 3 years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets and goodwill are reviewed annually.

g)	Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2010, there were 1,611,282 potential dilutive common shares.  At December 31, 2009, there were no potential dilutive common shares.

h)	Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist principally of cash, accounts payable, convertible note payable, loans payable and amounts due to a related party. Pursuant to ASC 820, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)	Income Taxes

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

j)	Foreign Currency Translation

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

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, and ASC 505-50, “Equity-Based Payments to Non-Employees” using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)	Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2010 and 2009, the Company had no items that represent comprehensive income.

m)	Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Asset Acquisition Agreement

a)
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

b)
On November 25, 2008, the Company entered into a preliminary Asset Purchase Agreement (the “Agreement”) with AM Oil Resources & Technology Inc., (the “Vendor”) an unrelated company prior to the purchase of the patents, to acquire two patens for technologies that maximize oil production from existing oil wells.  This Agreement was finalized on March 11, 2009.  Pursuant to the Agreement, the Company recognized the acquisition of the two patents in exchange for $500,000, in the form of a payable, and 30,000,000 shares of common stock.  The patents covered certain oil and gas recovery enhancement tachniques and were to expire in 2020.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Because the Company’s stock is not actively traded, the patens were valued using a discounted future cash flow model, which was based on management’s projections of future cash flows generated from the sale, license or other arrangement involving these patents.  Based on the model, the patents were valued at $5,100,000 and were being amortized using the straight-line method over the life of the patents. The present value of the non-interest bearing $500,000 payable was recorded and the difference between the discounted rate and the face value was being accreted into interest expense over the life of the liability. Consequently the Company recorded a discount of $76,795 relating to the payable.

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

4.	Property and Equipment
	Cost $	Accumulated Depreciation $	December 31, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Computer hardware	30,000	(30,000)	–	–
Equipment	20,000	(10,000)	10,000	–

	50,000	(40,000)	10,000	–

5.	Intangible asset
	Cost $	Accumulated Depreciation $	December 31, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Computer software and database	476,928	(476,928)	-	–

6.	Related Party Transactions

a)
During the year ended December 31, 2010, the Company recognized $60,000 of management fees. At December 31, 2010, the Company is indebted to the President of the Company for $59,402, representing $55,000 of management fees owed and $4,402 of expenditures paid on behalf of the Company.  This amount is unsecured, bears no interest and is due on demand.

b)	On September 1, 2010, the Company issued 500,000 shares of common stock to two directors of the Company at a fair value of $11,500. Refer to Notes, 13(h) and 13(i).

c)
On September 2, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company at a fair value of $23,000 for 1 year of service as a director of the Company commencing September 2, 2010.   Refer to Note 9(g).

d)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 9(e).

e)
On December 30, 2010, the Company issued 500,000 stock options to the President of the Company at a fair value of $5,377 with an exercise price of $0.25 per shares.  The 500,000 stock options are exercisable until December 30, 2020.

f)
On December 30, 2010, the Company issued an aggregate of 250,000 stock options to four directors of the Company at a fair value of $2,684 with an exercise price of $0.25 per shares.  The 250,000 stock options are exercisable until December 30, 2020.

g)
At December 31, 2009, the Company was indebted to the former President of the Company for $23,445, representing expenditures paid on behalf of the Company.  During the year ended December 31, 2010, the amount was reclassified to accounts payable upon the resignation of the former President.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

h)
At December 31, 2009, the Company was indebted to a former director of the Company for $1,994, representing expenditures paid on behalf of the Company.  During the year ended December 31, 2010, the amount was reclassified to accounts payable upon the resignation of the former director.

7.	Loans payable

a)
On August 8, 2009, the Company received $6,032 (Cdn$6,000) and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.

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

f)	On November 16, 2010, the Company borrowed $10,000 pursuant to a promissory note which is unsecured, bears interest at 6% per annum and due on November 16, 2011.

8.	Convertible Note Payable

On November 15, 2010, the Company entered into a Convertible Promissory Note agreement for $10,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on November 12, 2011.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $8,844 as a derivative liability and reduced the carrying value of the convertible loan to $1,156. The initial fair value of the derivative liability at November 15, 2010 of $8,844 was determined using the Black Scholes option pricing model with a quoted market price of $0.0165, a conversion price of $0.0129, expected volatility of 188%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.29%. The discount on the convertible loan is accreted over the term of the convertible loan.  During the year ended December 31, 2010, the Company recorded accretion of $341 increasing the carrying value to the face value of $1,497.  At December 31, 2010, accrued interest of $76 was outstanding and included in the convertible note balance on the accompanying balance sheet.  The fair value of the derivative liability at December 31, 2010 was $6,095 and a gain of $2,749 was recognized on the change in fair value of the derivative liability.  The fair value of the derivative liability at December 31, 2010 was determined using the Black Scholes option pricing model with a quote market price of $0.01, a conversion price of $0.0091, expected volatility of 155%, no expected dividends, an expected term of 0.87 years and a risk-free interest rate of 0.29%.  On January 11, 2011, the note was converted into 1,097,141 restricted shares of common stock.  Refer to Note 13(b).

9.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of December 31, 2010 and 2009, there was no preferred stock issued and outstanding.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Common stock issued during the year ended December 31, 2010:

a)	On December 6, 2010, the Company issued 100,000 shares of common stock at a fair value of $1,400 pursuant to the consulting agreement described in Note 13(s).

b)	On November 10, 2010, the Company issued 250,000 shares of common stock at a fair value of $4,125 pursuant to the consulting agreement described in Note 13(q).

c)
On September 17, 2010, the Company increased its authorized shares capital of common stock to 500,000,000 shares with par value of $0.00001. The authorized shares of preferred stock remained unchanged.

d)	On September 15, 2010, the Company issued 3,826,087 shares of common stock at a fair value of $88,000 pursuant to the agreement described in Note 13(n).

e)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 6(d).

f)	On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000 pursuant to the advisory board agreement described in Note 13(m).

g)	On September 2, 2010, the Company issued 1,000,000 shares of common stock at a fair value of $23,000 to a director of the Company. Refer to Note 6(c).

h)	On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750 pursuant to the advisory board agreement described in Note 13(k).

i)	On September 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $69,000 pursuant to three consulting agreements described in Notes 6(b), 13(h), 13(i) and 13(j).

j)
On August 31, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,500 pursuant to a consulting agreement described in Note 13(g).  On December 22, 2010, the 250,000 shares of common stock were returned to the Company for cancellation as the consulting agreement was terminated.

k)	On August 28, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $70,000 pursuant to the consulting agreement described in Note 13(f).

l)
On May 18, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $102,500 pursuant to a consulting agreement dated May 18, 2010.  The term of the agreement is six months. Refer to Note 13(c).

m)	On February 1, 2010, 57,300,000 shares of common stock with a fair value of $471,128 were issued pursuant to the Asset Acquisition Agreement with Great Union Corporation described in Note 3(a).

n)	On February 1, 2010, 57,300,000 shares of common stock were cancelled and returned to treasury by the former President of the Company for $nil consideration.

o)
On February 1, 2010, the Company issued 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consists of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months.

Common stock issued during the year ended December 31, 2009:

p)
On February 22, 2009, 30,000,000 shares of common stock with a deemed fair value of $4,676,795 were issued pursuant to the Asset Purchase Agreement with AM Oil Resources & Technology Inc. described in Note 3(b). Because the Company’s common stock is not actively traded, the fair value of the stock was determined as the residual value of the fair value of the patent less the fair value of the note payable issued in the transaction. On September 28 2009, the 30,000,000 shares of common stock were cancelled and returned to treasury pursuant to the cancellation of the Asset Purchase Agreement.

q)
On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the President of the Company in consideration for $15,000. As the Company did not pay the $15,000, on September 28, 2009, 57,500,000 shares of common stock were re-issued to the President of the Company.

r)
On February 18, 2009, the Company reduced the authorized shares of common stock from 1,150,000,000 shares of common stock with a par value of $0.00001 per share to 150,000,000 shares of common stock with a par value of $0.00001 per share. The authorized shares of preferred stock remained unchanged.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

10.	Stock Options

On December 30, 2010, the Company adopted a stock option plan named 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company.  Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2010, the Company granted 1,350,000 stock options with an exercise price of $0.25 per share.  All 1,350,000 stock option are exercisable until December 30, 2020.  Of the 1,350,000 stock options, 458,330 stock options vest on June 28, 2011, 383,335 stock options vest on December 28, 2011 and 508,335 stock options vest on June 28, 2012.  The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.011 per share. During the year ended December 31, 2010, the Company recorded stock-based compensation of $32 as general and administrative expense and $16 as management fees.

A summary of the Company’s stock option activity is as follows:
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2009 and 2008	–	–

Granted	1,350,000	0.25

Outstanding, December 31, 2010	1,350,000	0.25	10.00	–

Exercisable, December 31, 2010	–	–	–	–

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:
Non-vested options	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested at December 31, 2009 and 2008	–	–

Granted	1,350,000	0.011
Vested	–	–

Non-vested at December 30, 2010	1,350,000	0.011

At December 31, 2010, there was $14,798 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding options at December 31, 2010.

11.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $

Balance, December 31, 2008 and 2009	–	–

Issued	500,000	0.15

Balance, December 30, 2010	500,000	0.15

As at December 31, 2010, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

500,000	$0.15	January 15, 2012

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

12.	Contingent Liability

On October 13, 2009, the Company received communication from the Vendor of the Asset Purchase Agreement (Note 3(b)) which detailed the Vendor’s intention to pursue the amounts outstanding under the note payable. While the outcome of this matter is uncertain and there can be no assurance that the matter will be resolved in the Company’s favor, the Company believes that the outcome of an adverse decision in the proceeding related to this matter or any amount which it may be required to pay thereof having a material adverse impact on its financial position, results of operations or liquidity is unlikely. In determining that the patents expired prior to the signing of the Asset Purchase Agreement, the Company strongly feels that the Vendor did not have good and marketable rights or ownerships to the patents and the Company believes the claim is without merit and will defend its position. The accompanying financial statements do not reflect a liability for this contingency as the loss is not probable or reasonably estimable.

13.	Commitments

a)
On May 8, 2010, the Company entered into consulting agreement for corporate and management consulting services.  Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement.  The Company will issue 500,000 shares (the “Retainer Shares”) upon the execution of the agreement, and the remaining 600,000 shares upon the written approval by the Company of services rendered by the consultant, which services shall be described in writing and presented by consultant to the Company before the expiration of the agreement.  The term of the agreement is 60 days commencing the date the Retainer Shares are delivered to the consultant.  On January 5, 2011, the Company filed an S-8 registration statement.  On February 8, 2011, the Company issued 500,000 shares.  Refer to Note 15(g).

b)
On May 8, 2010, the Company entered into consulting agreement for website consulting services.  Pursuant to the agreement, the Company agreed to issue 3,800,000 shares of common stock registered under an S-8 registration statement.  The Company will issue 3,000,000 shares (the “Retainer Shares”) upon the execution of the agreement, and the remaining 800,000 shares upon the delivery by the consultant of a new website for the Company.  The term of the agreement is 60 days commencing the date the Retainer Shares are delivered to the consultant.  On January 5, 2011, the Company filed an S-8 registration statement.  On February 8, 2011, the Company issued 3,000,000 shares.  Refer to Note 15(g).

c)
On May 18, 2010, the Company entered into a consulting agreement for information technology consulting services.  Pursuant to the agreement, the Company agreed to issue 2,500,000 restricted shares of common stock of the Company.  The term of the agreement is six months.   On May 18, 2010, the Company issued 2,500,000 shares at a fair value of $102,500 to the consultant.

d)
On May 18, 2010, the Company entered into a consulting and software development agreement pursuant to which the contractor agreed to build a secure software information platform for the Company in consideration for $55,800.  If the Company has insufficient cash resources to pay the contractor, the Company shall issue 1,395,000 shares of common stock, registered under an S-8 registration statement.  The contract service was completed on November 8, 2010.  On January 5, 2011, the Company filed an S-8 registration statement.  On January 27, 2011, the Company issued 1,395,000 shares.  Refer to Note 15(c).

e)
On August 1, 2010, the Company entered into an administrative services agreement.  Pursuant to the agreement, the Company agreed to issue 705,000 shares of common stock registered under an S-8 registration statement.  The term of the agreement is one year.  On January 5, 2011, the Company filed an S-8 registration statement.  On January 27, 2011, the Company issued 705,000 shares.  Refer to Note 15(c).

f)
On August 28, 2010, the Company entered into an agreement for business advisory and consulting services pursuant to which the Company agreed to issue 500,000 restricted shares of common stock of the Company as consideration for entering in the agreement and 2,000,000 shares for consulting services.  The Company will also issue 250,000 stock options upon the implementation of an incentive stock option plan by the Company.  In the event that a financing transaction is arranged using a source first introduced to the Company by the consultant, the Company will pay an advisory fee at closing equal to 7% of the gross proceeds received by the Company.  The term of the agreement is 18 months.  On August 28, 2010, the Company issued 2,500,000 shares at a fair value of $70,000.  On December 30, 2010, the Company adopted a stock option plan and issued 250,000 stock options to the consultant.

g)
On August 31, 2010, the Company entered into a consulting agreement for information technology consulting services.  Pursuant to the agreement, the Company agreed to i) issue 250,000 shares of common stock; ii) grant 50,000 stock options which entitles the holder to purchase 50,000 shares of Company’s common stock upon the implementation of an incentive stock option plan by the Company.  The term of the agreement is twelve months.  On August 31, 2010, the Company issued 250,000 shares at a fair value of $5,500.  On December 22, 2010, the Company terminated the agreement as the consultant did not provide the services to the Company.  The 250,000 shares of common stock were returned to the Company for cancellation.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

h)
On September 1, 2010, the Company entered into a consulting agreement for public relations and marketing services.  Pursuant to the agreement, the Company agreed to issue 250,000 shares of common stock and 50,000 stock options which entitle the holder to purchase 50,000 shares of common stock. The agreement may be terminated at any time by either party. On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750.  On December 30, 2010, the Company adopted a stock option plan and issued 50,000 stock options to the consultant.

i)
On September 1, 2010, the Company entered into a consulting agreement for information technology consulting services.  Pursuant to the agreement, the Company agreed to issue 250,000 shares of common stock and 50,000 stock options which entitle the holder to purchase 50,000 shares of common stock.  The agreement may be terminated at any time by either party. On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750.  On December 30, 2010, the Company adopted a stock option plan and issued 50,000 stock options to the consultant.

j)
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

k)
On September 1, 2010, the Company into an advisory board agreement pursuant to which the Company agreed to issue 250,000 restricted shares of common stock of the Company and 50,000 stock options.  The advisor will devote up to 8 days in each twelve month period.  The agreement may be terminated at any time by either party. On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750.  On December 30, 2010, the Company adopted a stock option plan and issued 50,000 stock options to the advisor.

l)
On September 2, 2010, the Company entered into an administrative services agreement.  Pursuant to the agreement, the Company agreed to issue 800,000 shares of common stock registered under an S-8 registration statement.  The term of the agreement is one year.  On January 5, 2011, the Company filed an S-8 registration statement.  On January 27, 2011, the Company issued 800,000 shares.  Refer to Note 15(c).

m)
On September 5, 2010, the Company into an advisory board agreement pursuant to which the Company agreed to issue 500,000 restricted shares of common stock of the Company and 50,000 stock options.  The advisor will devote up to 8 days in each twelve month period.  The agreement may be terminated at any time by either party. On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000.  At December 30, 2010, the Company adopted a stock option plan and issued 50,000 stock options.

n)
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

o)
On October 1, 2010, the Company entered into a business advisory and consulting agreement pursuant to which the Company agreed to issue 3,000,000 shares of common stock registered under an S-8 registration statement.  The term of the agreement is one year and fifteen days.  On January 5, 2011, the Company filed an S-8 registration statement.  On January 31, 2011, the Company issued 3,000,000 shares.  Refer to Note 15(d).

p)
On October 22, 2010, the Company signed a proposed term sheet for a $50,000 convertible debenture.  According to the term sheet, the convertible debenture is due 9 months after issuance, bears interest at 8% per annum and is convertible at 39.9% discount of the average of the lowest 3 trading prices during the 10 trading day period ended on trading day prior to the date of the conversion.  The debenture holder will be limited to convert no more than 4.99% of the issued and outstanding common stock of the Company at time of conversion at any one time.   The Company issued a convertible promissory note on February 1, 2011 for $50,000 and received net proceeds of $47,000.  Refer to Note 15(f).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

q)
On November 10, 2010, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 250,000 restricted shares of common stock of the Company.  The term of the agreement is 4 months.  On November 10, 2010, the Company issued 250,000 shares at a fair value of $4,125.

r)
On November 15, 2010, the Company entered into an administrative services agreement.  Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement.  The term of the agreement is one year.  The 1,100,000 shares are payable as follows: 257,000 upon the execution of the agreement; 275,000 shares on February 15, 2011; 275,000 shares on May 15, 2011 and; 275,000 shares on August 15, 2011.  On January 5, 2011, the Company filed an S-8 registration statement.  On February 16, 2011, the Company issued 275,000 shares.  Refer to Note 15(h).

s)
On December 6, 2010, the Company entered into a consulting agreement for consulting services related to development, modification, packaging and marketing of certain consumer products acquired by the Company.  Under the terms of the agreement, the Company agreed to issue 500,000 restricted shares of common stock of the Company, payable as follows: i) 100,000 shares upon execution of the agreement; ii) 100,000 shares on March 1, 2011; iii) 150,000 shares on August 1, 2011 and; iv) 150,000 shares on January 1, 2012.  The term of the agreement is 24 months from the effective date of the agreement.  On December 6, 2010, the Company issued 100,000 shares at a fair value of $1,400.

14.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2010	December 31, 2009

Income tax recovery at statutory rate	$660,356	$29,792
Permanent differences	(585,154)	–
Temporary differences	140	140
Valuation allowance change	(75,342)	(29,932)

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred income tax assets:
Net operating loss carryforward	$152,390	$58,350
Valuation allowance	(152,390)	(58,350)

Net deferred income tax asset	$–	$–

The Company has a net operating loss carryforward of approximately $382,000 available to offset taxable income in future years which expires in fiscal 2029. However, a 100% valuation allowance was established since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

15.	Subsequent Events

a)
On January 5, 2011, the Company file an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan as described in Note 10 and to register 7,000,000 shares of common stock to be issued to various consultant pursuant to consulting agreements as described in Notes 13(d), (e), (l), (o) and (r).

b)	On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the convertible note as described in Note 8.

c)
On January 27, 2011, the Company issued 2,900,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the consulting agreement as described in Note 13(d) and the two administrative services agreements as described in Notes 13(e) and (l).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

d)
On January 31, 2011, the Company issued 3,000,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the business advisory and consulting agreement as described in Note 13(o).

e)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer. Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000.  The Company will also issue 2,000,000 restricted shares of common stock for the first year of service.  The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement.  The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.

f)
On February 1, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $50,000. On February 7, 2011, Asher executed the purchase agreement and funded the Company pursuant to the terms thereof. The Company received net proceeds from the issuance of the Note in the amount of $47,000. The Note, which is due on November 3, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from February 1st at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

g)
On February 8, 2011, the Company issued 3,500,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the consulting agreements as described in Notes 13(a) and (b).

h)
On February 16, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 13(r).

i)
On March 11, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. On March 21, 2011, Asher executed the purchase agreement and funded the Company pursuant to the terms thereof. The Company received net proceeds from the issuance of the Note in the amount of $30,000. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from March 11th at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report. We have no disagreements with, or change in, our accountants and auditors on accounting and financial disclosures.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer and, Treasurer as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO, COO and Treasurer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on those criteria.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO, COO and Treasurer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Ning C. Wu	54	President, Principal Executive Officer and a member of the Board of Directors.

Luis Kuo	31	Chief Operations Officer.

Hui Liu	41	Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

Ping Tan	42	Chief Marketing Officer and a member of the Board of Directors.

Sean Lee Heung	45	Chief Technology Officer and a member of the Board of Directors.

Ping Hai Shen	38	A member of the Board of Directors.

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of our Officers and Directors

Ning C. Wu

Since February 2007, Ning Wu has been a Partner and has held the position of CEO at Open Planet Enterprise Inc., a professional services firm in Toronto, Ontario that provides business advice, business solutions and business management services to (i) China-based companies aiming to establish markets in North America and (ii) North America-based companies that want to market their businesses in China. As one of the founding partners of Open Planet, Madame Wu continues to implement and oversee her company’s client’s market development, business and product development, business planning and analysis, marketing and advertising, communications and design, and online interactive and web content management. From March 1995 to February 2010, Madame Wu was a Partner and CEO of GroupIT, a Toronto, Ontario based information technology and services firm specializing in complete internet-intranet design, development of web databases and browser based applications, E-business, and secure technology support to private, public and government sector clients in Canada. Madame Wu provided total management and technology solutions for her clients.

Luis Kuo

Luis Kuo, an executive businessman, has over 11 years experience in transforming companies from start-ups, to reorganizations, to joint ventures across the IT and healthcare sectors. His practice spectrum spans general management, business development, and sales and marketing. Since 2004, Mr. Kuo has held the role of VP Sales at iNTERFACEWARE Inc., a leading software solution company in healthcare integration technologies. He has successfully secured strong partnerships between iNTERFACEWARE, international companies and government healthcare agencies. Mr. Kuo has led the company through strategic growth and positioned it to become one of the most recognized developers of mid-size HL7 Integration Engines globally. Prior to this VP role, Mr. Kuo was Senior Recruiter for North America for Netsuite Inc., a leading vendor of cloud computing business management software applications. In this role, he was responsible for the organization’s senior executive staffing needs and was honored with a Significant Contributor Award for his invaluable contribution to the company.

Hui Liu

Ms. Liu has over 20 years experience with five multinational companies in roles of procurement, purchasing, sales and marketing support, office administration, and HR management. In June, 2007, Ms. Liu created Global Shero, a private company Forum to promote active Dialogue to empower women to make ‘balanced’ choices in their personal and professional lives. Her passion is the well being of women and children. Since August 2008, Ms. Liu has held a senior managerial position in HR with Richemont, a luxury goods company with distribution and service networks throughout Europe, Asia Pacific, Japan, North and South America and South Africa. Based in Shanghai, Ms. Liu is responsible for supporting the development and execution of HR strategies as well as organizational development. Other responsibilities include driving a service culture of growth, meeting commitments, and positive employee relations as well as conducting organization assessments and upgrading talent through staffing and talent pipeline development. From 2004 to 2007, Ms. Liu was the first local Chinese talent selected for Honeywell in an Asia Pacific senior HR management role, supporting 4 major corporate functions across 13 countries. Based in Shanghai, she partnered with regional managers in the Shared Services organization to migrate work from high host countries, from EMEA (Europe, Middle East, Africa) and North America to Shanghai and India to make Honeywell’s rapid global transformation successful. She was responsible for functional leadership to develop HR strategies and partnering with HR operations teams to manage the effective acquisition, development and management of talent. Among her primary responsibilities were working with HR operations teams to ensure the aligned and effective delivery of HR support/services to the business; working with other managers to manage talent development including mentoring; ensuring a robust pipeline of quality candidates and; executing plans to achieve positive employee relations.

Ping Tan

Since December, 2006, Mr. Tan is the Founder of, and has been the Chief Executive Officer of Beijing Sun Communication Advertising Agency, a company specializing in product promotions, press releases, television advertising, conference management and new product launches. Pharmaceutical clients include Johnson & Johnson Asia, Pfizer Inc., GlaxoSmithkline plc, and Janssen Pharmaceuticals Limited. Since May, 2006, Mr. Tan is also the Founder of, and has been the Chief Executive Officer of Beijing Sun Com Cultural Media Ltd., a media relations firm specializing in culture and arts. Prior to 2006, Mr. Tan was the Chief Executive Officer of China Star Digital Film Co., a company that engaged in the production and distribution of feature films, television programs and documentaries targeted at both Chinese and expatriate communities in Asia. In 1991, Mr. Tan received his Bachelor degree in Automation Design from Gansu University of Technology in Lanzhou, Gansu Province, China.

Sean Lee Heung

Mr. Lee Heung has over 15 years experience within the information technology industry in sales and marketing, channel development and program management. He has worked with client firms in the healthcare industry, specializing in software and infrastructure solutions for end users. His area of expertise is assisting these client firms to resell into the healthcare industry while obtaining the required government authorization and approvals. Since April, 2007, Mr. Lee Heung has been a Territory Manager with Arrow ECS-IBM Group, an information technology distributor specializing in providing solutions and services focused on data storage, data management, and protection of critical business information. His area of expertise involves helping his clients in developing and understanding the ‘big picture’ perspective of technology and the overall impact on business/customer requirements. From 1998 to 2007, Mr. Lee Heung was an Account Executive with Agilysys KeyLink Systems Group, an enterprise computing solutions distributor. His responsibilities included helping customers resolve their IT needs, infrastructure optimization, storage and resource management. In 1995, Mr. Lee Heung received his BA Honors degree in Human Geography from Brock University in Ontario, Canada.

Ping Hai Shen

Since 2004, Mr. Shen has been Managing Director at Tianjin Xingwell Company, a company specializing in R&D, application and transfer of materials technology and the manufacturing of those materials. His area of expertise is in project and materials management and; he is currently project managing medical plastic and steel products for import/export. From 2000 to 2004, Mr. Shen worked for various private materials and engineering companies in Tianjin, China in positions of sales, accounting and administration. In 2000, Mr. Shen received his Diploma in Mathematics from the School of Mathematical Science, Nankai University in Tianjin, China.

During the past five years, Madame Wu, Mr. Kuo, Ms. Liu, Mr. Tan, Mr. Lee Heung and Mr. Shen have not been the subject of the following events:

*
Any bankruptcy petition filed by or against any business of which our officers and directors were general partners or executive officers either at the time of the bankruptcy or within two years prior to that time.

*	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

*
An order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting our officers and directors’ involvement in any type of business, securities or banking activities.

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

The Audit Committee generally has responsibility for appointing, overseeing, and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the accountant’s audit, reviewing our audit and control functions, approving all permitted non-audit services provided by our independent certified public accountants, and reporting to our full Board of Directors regarding all of the foregoing. The Audit Committee communicates with the independent certified public accountants in connection with its review and approval of (i) the unaudited financials for inclusion in our quarterly reports and (ii) the annual audited financial statements for inclusion in our Annual Report on Form 10-K. The Audit Committee also provides our Board of Directors with such additional information and material as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. Additionally, the Audit Committee considers any related party transactions between the Company or any of its subsidiaries and any director, officer or the majority shareholder of the Company. The Audit Committee’s goals and responsibilities are set forth in a written Audit Committee Charter. The Audit Committee did not hold any meetings and took no action during the year ended December 31, 2010 and has not held any meetings since December 31, 2010.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

The Company adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the Code of Ethics will be provided to any person without charge, upon request, by sending a copy of such request to the attention of the Corporate Secretary at MEDICAL CARE TECHNOLOGIES INC., Room 815, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, China 10009.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Treasurer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. Our disclosure committee did not meet in 2009 but held a meeting in November 2010.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Executive Officer Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ning C. Wu	2010	60,000	0	836,000	125,000	0	0	0	1,021,000
CEO, President	2009	0	0	0	0	0	0	0	0

We currently have a Consultancy Agreement (“the Consultancy”) dated November 25, 2009 with the Chief Executive Officer whereby we must pay a monthly fee of $5,000 for management services. On September 13, 2010, we entered into a CEO Amendment Agreement (the “Amendment”) to the Consultancy Agreement. The Amendment amends the original agreement to reflect the CEO’s current positions with us and the CEO’s new Restricted Securities and Stock Option Grant compensation. Pursuant to these Agreements, we issued 38,000,000 restricted shares of common stock to the CEO for management services. Additionally, on September 13, 2010, we entered into a Lock Up Agreement (“Lock Up”) with the CEO. The Lock Up provides a restriction clause whereby the CEO is not permitted to sell, dispose of, pledge or grant any rights with respect to the Restricted Securities until September 13, 2012.

Subsequent to the year ended December 31, 2010, on February 1, 2011, we entered into an Executive Officer Employment Agreement with our Chief Operating Officer. Pursuant to the agreement, we agreed to pay a base compensation to be determined at such time when we secure a major financing in excess of $1,000,000. We will also issue 2,000,000 restricted shares of common stock for the first year of service (issued on February 1, 2011). The term of the agreement is 36 months and the agreement is automatically renewable for successive one year period.

On December 30, 2010, we adopted a 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2010, we granted 700,000 stock options with an exercise price of $0.25 per share to four of our executive officers. All 700,000 stock options are exercisable until December 30, 2020.

Compensation of Directors

During the year ended December 31, 2010, we granted 50,000 stock options with an exercise price of $0.25 per share to a director. All 50,000 stock options are exercisable until December 30, 2020.

Other than as described above, we have no director’s service contracts.

The following table reflects compensation paid to our directors during the fiscal year ended December 31, 2010.

Director’s Compensation Table

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ning C. Wu	60,000	836,000	125,000	0	0	0	1,021,000

Hui Liu	0	23,000	25,000	0	0	0	48,000

Ping Tan	0	5,750	12,500	0	0	0	18,250

Sean Lee Heung	0	5,750	12,500	0	0	0	18,250

Ping Hai Shen	0	0	12,500	0	0	0	12,500

Minh Nguyen	0	11,000	12,500	0	0	0	23,500
(resigned)

Option/SAR Grants

On December 30, 2010, we adopted a 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

Long-Term Incentive Plan Awards

On December 30, 2010, we adopted a 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The following table sets forth, as of March 31, 2011, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares. Percentage of beneficial ownership is based on 164,923,228 shares of common stock outstanding as of March 31, 2011. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o MEDICAL CARE TECHNOLOGIES INC Room 815, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, China 10009.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class

Ning C. Wu	38,000,000	23.04%

Luis Kuo	2,000,000	1.21%

Hui Liu	1,000,000	0.61%

Ping Tan	250,000	0.15%

Sean Lee Heung	250,000	0.15%

All officers and directors as a group (5 persons)	41,500,000	25.16%

Great Union Corporation	57,300,000	34.74%
Room 25, Block A, 19th Floor, Wah Lok Industrial Court, 31- 41 Shan Mei Street, Fotan, Hong Kong

Changes in Control

There are no arrangements which may result in a change of control of Medical Care Technologies Inc. There are no known persons that may assume control of us.

Securities authorized for issuance under equity compensation plans.

On December 30, 2010, we adopted a 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. Prior to grant of options under the Plan, there were 10,000,000 shares of common stock available for issuance under the Plan.

During the year ended December 31, 2010, we granted 700,000 stock options with an exercise price of $0.25 per share to four of our executive officers. All 700,000 stock options are exercisable until December 30, 2020.

During the year ended December 31, 2010, we granted 50,000 stock options with an exercise price of $0.25 per share to a director. All 50,000 stock options are exercisable until December 30, 2020.

Subsequent to year ended December 31, 2010, on January 5, 2011, we filed an S-8 Registration Statement and reserved 10,000,000 shares of common stock for our 2010 Stock Option Plan and registered 7,000,000 shares of common stock issued to various consultants pursuant to administrative, advisory and consulting agreements.

Subsequent to the year ended December 31, 2010, on February 1, 2011, we entered into an Executive Officer Employment Agreement with our Chief Operating Officer, and granted 100,000 stock options with an exercise price of $0.25 per share. All 100,000 stock options are exercisable until December 30, 2020.

Other than as described above, there are no other securities authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 25, 2009, we entered into a Consultancy Agreement (“the Consultancy”) with Ning C. Wu, our Chief Executive Officer, President and Director whereby we must pay a monthly fee of $5,000 for management services provided by Wu. On September 13, 2010, we entered into a CEO Amendment Agreement (the “Amendment”) to the Consultancy Agreement. The Amendment amends the original agreement to reflect Wu’s current positions with us and the new Restricted Securities and Stock Option Grant compensation to Wu. Pursuant to these Agreements, we issued 38,000,000 restricted shares of common stock to Wu for management services. Additionally, on September 13, 2010, we entered into a Lock Up Agreement (“Lock Up”) with Wu. The Lock Up provides a restriction clause whereby Wu is not permitted to sell, dispose of, pledge or grant any rights with respect to the Restricted Securities until September 13, 2012.

Subsequent to the year ended December 31, 2010, on February 1, 2011, we entered into an Executive Officer Employment Agreement with our Chief Operating Officer, Luis Kuo. Pursuant to the agreement, we agreed to pay a base compensation to be determined at such time when we secure a major financing in excess of $1,000,000. We also issued 2,000,000 restricted shares of common stock for the first year of service. We also granted 100,000 stock options with an exercise price of $0.25 per share. All 100,000 stock options are exercisable until December 30, 2020. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year period.

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

2010	$16,500
2009	$26,715

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

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

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

4.6	Convertible Promissory Note with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	4.6

4.7	Convertible Promissory Note with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	4.7

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

10.3	CEO Amendment Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.3

10.4	Lock Up Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.4

10.5	Consultancy Agreement dated November 25, 2009 with Ning C. Wu	8-K	9/17/10	10.5

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010	10-Q	11/15/10	10.6

10.12	Securities Purchase Agreement with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	10.12

10.13	Securities Purchase Agreement with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	10.13

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Certificate of Amendment to Articles of Incorporation	8-K	9/17/10	99.1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1 day of April, 2011.

MEDICAL CARE TECHNOLOGIES INC.

BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Hui Liu
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
April 1, 2011
/s/ Ning C. Wu
Ning C. Wu	President, Principal Executive Officer and a member of the Board of Directors

/s/ Luis Kuo
Luis Kuo	Chief Operating Officer	April 1, 2011

/s/ Hui Liu
Hui Liu	Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors	April 1, 2011
/s/ Ping Tang
Ping Tan	Chief Marketing Officer and a member of the Board of Directors	April 1, 2011

/s/ Sean Lee Heung
Sean Lee Heung	Chief Technology Officer and a member of the Board of Directors	April 1, 2011

/s/ Ping Hai Shen
Ping Hai Shen	A member of the Board of Directors	April 1, 2011

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

4.6	Convertible Promissory Note with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	4.6

4.7	Convertible Promissory Note with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	4.7

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

10.3	CEO Amendment Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.3

10.4	Lock Up Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.4

10.5	Consultancy Agreement dated November 25, 2009 with Ning C. Wu	8-K	9/17/10	10.5

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010	10-Q	11/15/10	10.6

10.12	Securities Purchase Agreement with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	10.12

10.13	Securities Purchase Agreement with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	10.13

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Certificate of Amendment to Articles of Incorporation	8-K	9/17/10	99.1