Form 10-Q
period 2011-03-31
Medical Care Technologies Inc.
filed 2011-05-23
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 188,241,479 as of May 23, 2011.

Medical Care Technologies Inc.
 (A Development Stage Company)
March 31, 2011

ITEM 1.  FINANCIAL STATEMENTS.

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
		(Restated)
ASSETS

Current Assets

Cash and cash equivalents	$6,791	$391
Prepaid expenses	4,500	6,500

Total Current Assets	11,291	6,891

Property and equipment, net of accumulated depreciation of $12,500	7,500	10,000
Deferred financing costs	4,668	–

Total Assets	$23,459	$16,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$62,697	$77,958
Accrued liabilities	15,743	10,112
Convertible note payable, net of unamortized discount of $nil	82,500	1,573
Derivative liability	–	6,095
Due to related parties	59,402	59,402
Loans payable	91,269	91,113

Total Liabilities	311,611	246,253

Commitments and Contingency (Notes 1, 9 and 10)

Subsequent Events (Note 11)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of March 31, 2011 and December 31, 2010	–	–

Common Stock, 500,000,000 shares authorized, $0.00001 par value, 164,378,228 and 161,006,087 shares issued and outstanding as of March 31, 2011and December 31, 2010, respectively	1,644	1,610

Additional Paid-in Capital	2,203,947	2,136,705

Deficit Accumulated During the Development Stage	(2,493,890)	(2,367,677)

Total Stockholders’ Deficit	(288,299)	(229,362)

Non-controlling Interest	147	–

Total Deficit	(288,152)	(229,362)

Total Liabilities and Stockholders’ Deficit	$23,459	$16,891

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
 (A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

			Period from
	For the three months ended March 31,		February 27, 2007
			(Inception)
			To March 31,
	2011	2010	2011

Expenses

General and administrative	$67,017	$35,612	$941,776
Depreciation and amortization expense	2,500	115,282	497,418
Management fees	44,809	15,000	956,517

Total Operating Expenses	(114,326)	(165,894)	(2,395,711)

Other Income (Expense)

Interest expense	(12,369)	–	(12,710)
Loss on derivative	(929)	–	1,820
Foreign currency exchange gain (loss)	(42)	(237)	(1,432)

Total Other Expense	(13,340)	(237)	(12,322)

Loss Before Discontinued Operations	(127,666)	(166,131)	(2,408,033)

Loss from Discontinued operations	–	–	(87,310)

Net Loss	$(127,666)	$(166,131)	$(2,495,343)

Net loss attributable to non-controlling interest	1,453	–	1,453

Net Loss Attributable to the Company	$(126,213)	$(166,131)	$(2,493,890)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	N/A
Continued Operations	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding–Basic and Diluted	163,279,000	99,222,000

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
	For the three months ended March 31,		February 27, 2007
			(Date of Inception)
			To March 31,
	2011	2010	2011

Operating Activities

Net loss for the period	$(127,666)	$(166,131)	$(2,495,343)

Donated services and expenses	–	–	10,500
Depreciation and amortization	2,500	115,282	497,418
Stock-based compensation	50,159	–	1,532,055
Accretion of discount on convertible debt	8,521	–	8,862
Loss (Gain) on derivative	929	–	(1,820)
Amortization of debt financing costs	832	–	832
Changes in operating assets and liabilities:
Prepaid expenses	2,000	(65,147)	(4,500)
Accounts payable	(15,262)	(12,033)	38,049
Accrued liabilities	5,787	3,001	15,743
Net Cash Used in Operating Activities	(72,200)	(125,028)	(398,204)

Financing Activities
Proceeds from sale of common stock for cash	–	100,000	141,000
Proceeds from loans payable	–	10,247	91,189
Proceeds from convertible note payable	77,000	–	87,000
Due to related party	-	15,491	84,206
Contributions from non-controlling interest	1,600	–	1,600
Net Cash Provided by Financing Activities	78,600	125,738	404,995

Increase in Cash and Cash Equivalent	6,400	710	6,791

Cash – Beginning of Period	391	475	–

Cash – End of Period	$6,791	$1,185	$6,791

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures
Debt discount	$–	$–	$8,844
Cancellation of shares	–	–	573
Conversion of derivative liability	7,024	-	7,024
Reclass of related party debt to/from accounts payable	–	23,445	48,249
Debt financing costs	(5,500)	–	(5,500)
Shares issued for acquisition of assets	–	471,128	504,918
Shares issued upon conversion of convertible debt and accrued interest	$10,094	$–	$10,094

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Non-
		Par	Paid-in	Development	controlling
	Shares	Value	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock – President of the Company	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash - President of the Company	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock based compensation	–	-	3,012	-	-	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010 (Restated)	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting services	2,275,000	23	32,102	–	–	32,125

Issuance of common stock upon conversion of convertible debt	1,097,141	11	10,082	–	–	10,093

Conversion feature on convertible debt	–	–	7,024	–	–	7,024

Stock based compensation	–	–	18,034	–	–	18,034

Net loss for the period	–	–	–	(126,213)	(1,453)	(127,666)

Contribution from non-controlling interest	–	–	–	–	1,600	1,600

Balance – March 31, 2011	164,378,228	$1,644	$2,203,947	$(2,493,890)	$147	$(288,152)

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.     Nature of Operations and Continuance of Business

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

Basis of Presentation

These accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2010 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2010 as reported on Form 10-K, have been omitted.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations.  As at March 31, 2011, the Company has a working capital deficit of $300,320 and has accumulated losses of $2,493,890 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Aventerra Explorations Ltd, a company incorporated in England, and the accounts of an incorporated venture, ReachOut Holdings Limited, in which the Company holds a 65% interest and maintains majority voting control.  All inter-company accounts and transactions have been eliminated.

The Company entered into a joint venture agreement, pursuant to which the Company and the joint venture partner incorporated a new Hong Kong company on March 18, 2011 called ReachOut Holdings Limited for the purpose of operating children’s healthcare centers.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have impact on its financial position or results of operations.

2.     Restatement

The Company identified several errors relating to the accounting of share-based compensation to non-employees. During the year ended December 31, 2010, the Company entered into various consulting and software development agreements, which awarded shares to non-employees, but no compensation was recorded. In connection with one of these agreements, the Company had erroneously accrued $55,800 at December 31, 2010, which represented the cash settlement provision in the agreement. After further review, the Company has determined that the fair value of the 1,395,000 shares of common stock should have been recorded upon the completion of services or when the shares were fully vested, which occurred prior to December 31, 2010.

The effect of the restatement is to increase net loss by $249,064 for the year ended December 31, 2010. Net loss per share for the year ended December 31, 2010 was unchanged.

The following table reflects the adjustment and restated amounts:

	December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Liabilities
Accounts payable	$133,758	$(55,800)	$77,958

Shareholders’ Deficit
Common Stock, 150,000,000 shares authorized, $0.00001 par value, 160,436,087 and 98,900,000 shares issued and outstanding as of September 30,2010 and December 31, 2009, respectively	1,513	97	1,610
Additional Paid-in Capital	1,831,938	304,767	2,136,705
Deficit Accumulated During the Development Stage	(2,118,613)	(249,064)	(2,367,677)
Total Stockholders’ Deficit	(285,162)	55,800	(229,362)
Total Liabilities and Stockholders’ Deficit	16,891	-	16,891

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

3.	Related Party Transactions

a)
During the three months ended March 31, 2011, the Company recognized $15,000 of management fees for the President of the Company. At March 31, 2011, the Company is indebted to the President of the Company for $59,448, representing $60,000 of management fees owed and an advance of $552 to the President.  This amount is unsecured, bears no interest and is due on demand.

b)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000.  The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000.  The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement.  The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  Refer to Note 6(e).

c)	On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2021.

4.	Convertible Notes Payable

a)
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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $93.  Before the conversion of the note on January 11, 2011, the Company recorded accretion of $108 and accrued interest of $18.  Upon the conversion of the note, the Company recognized the unamortized discount of $8,395 as interest expense.  The fair value of the derivative liability at January 11, 2011 was $7,024 and a loss of $929 was recognized on the change in fair value of the derivative liability.  The fair value of the derivative liability at January 11, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0115, a conversion price of $0.0092, expected volatility of 150%, no expected dividends, an expected term of 0.84 years and a risk-free interest rate of 0.28%.

b)
On February 1, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $50,000. On February 7, 2011, Asher executed the purchase agreement and funded the Company pursuant to the terms thereof. The Company received net proceeds from the issuance of the Note in the amount of $47,000 and incurred debt financing costs of $3,000, which will be amortized over the term of the Note. The Note, which is due on November 3, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from February 1st at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on July 31, 2011.

The conversion price is reduced when the Company issues or grants i) any shares of its common stock, or ii) any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, or iii) other securities convertible into or exchangeable for common stock, in each case for consideration (or with a conversion price) per common share less than the conversion price in effect immediately prior to the issuance or sale of such securities or instruments, or without consideration.  Upon the issuance or sale of such equity securities, the conversion price shall (until another such issuance or sale) be reduced to the price equal to the price (or conversion price) of any such securities or instruments.

At any time during the period beginning on February 1, 2011 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest.  At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

c)
On March 11, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid.  All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from March 11, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on September 7, 2011.

The Conversion Price is reduced when the Company issues or grants i) any shares of its common stock, or ii) any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, or iii) other securities convertible into or exchangeable for common stock, in each case for consideration (or with a conversion price) per common share less than the conversion price in effect immediately prior to the issuance or sale of such securities or instruments, or without consideration.  Upon the issuance or sale of such equity securities, the conversion price shall (until another such issuance or sale) be reduced to the price equal to the price (or conversion price) of any such securities or instruments.

At any time during the period beginning on March 11, 2011 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest.  At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

5.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of March 31, 2011 and December 31, 2010, there was no preferred stock issued and outstanding.

Common stock issued during the three months ended March 31, 2011:

a)
On January 5, 2011, the Company file an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan as described in Note 7 and to register 7,000,000 shares of common stock to be issued to various consultant pursuant to consulting agreements as described in Notes 10 (a), (b), (c), (d), (h), (k), and (l).

b)	On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the convertible note as described in Note 5(a).

c)	On February 1, 2011, the Company issued 2,000,000 shares of common stock to the Chief Operating Officer of the Company at a fair value of $28,000 for management services.

d)
On March 24, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement. The shares have a fair value of $4,125.

6.	Stock Options

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

During the three months ended March 31, 2011, the Company granted 350,000 stock options with an exercise price of $0.25 per share.  Of the 350,000 stock options, 250,000 stock options are exercisable until December 30, 2020 and 100,000 stock options are exercisable until February 1, 2021.  Of the 350,000 stock options, 100,000 stock options vest on June 28, 2011, 50,000 stock options vest on August 1, 2011, 75,000 stock options vest on December 28, 2011, 25,000 stock options vest on January 1, 2012, 75,000 stock options vest on June 28, 2012 and 25,000 stock options vest on August 1, 2012.  The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 9.83 years, a risk-free rate of 3.47%, an expected volatility of 247%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.018 per share. During the three months ended March 31, 2011, the Company recorded stock-based compensation of $1,555 as general and administrative expense and $328 as management fees.

During the three months ended March 31, 2011, the Company recorded stock-based compensation of $15,335 as general and administrative expense and $2,699 as management fees for the 1,350,000 stock options issued during the year ended December 31, 2010.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2009	–	–

Granted	1,350,000	0.25

Outstanding, December 31, 2010	1,350,000	0.25	10.00	–

Granted	350,000	0.25

Outstanding, March 31, 2011	1,700,000	0.25	9.76	–

Exercisable, March 31, 2011	–	–	–	–

A summary of the status of the Company’s non-vested stock options as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	–	–

Non-vested at March 31, 2011	1,700,000	0.015

At March 31, 2011, there was $17,817 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.  There was $nil intrinsic value associated with the outstanding options at March 31, 2011.

7.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $

Balance, December 31, 2010	500,000	0.15

Issued	–	–

Balance, March 31, 2011	500,000	0.15

As at March 31, 2011, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

500,000	$0.15	January 15, 2012

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

8.	Contingent Liability

On October 13, 2009, the Company received communication from the Vendor of the Asset Purchase Agreement which detailed the Vendor’s intention to pursue the amounts outstanding under the note payable. While the outcome of this matter is uncertain and there can be no assurance that the matter will be resolved in the Company’s favor, the Company believes that the outcome of an adverse decision in the proceeding related to this matter or any amount which it may be required to pay thereof having a material adverse impact on its financial position, results of operations or liquidity is unlikely. In determining that the patents expired prior to the signing of the Asset Purchase Agreement, the Company strongly feels that the Vendor did not have good and marketable rights or ownerships to the patents and the Company believes the claim is without merit and will defend its position. The accompanying financial statements do not reflect a liability for this contingency as the loss is not probable or reasonably estimable.

9.	Commitments

a)
On May 8, 2010, the Company entered into consulting agreement for corporate and management consulting services.  Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement.  The Company will issue 500,000 shares (the “Retainer Shares”) upon the execution of the agreement, and the remaining 600,000 shares upon the written approval by the Company of services rendered by the consultant, which services shall be described in writing and presented by consultant to the Company before the expiration of the agreement.  The term of the agreement is 60 days commencing the date the Retainer Shares are delivered to the consultant.  On May 8, 2010, the Company issued 500,000 shares of common stock at a fair value of $22,500.

b)
On May 8, 2010, the Company entered into consulting agreement for website consulting services.  Pursuant to the agreement, the Company agreed to issue 3,800,000 shares of common stock registered under an S-8 registration statement.  The Company will issue 3,000,000 shares (the “Retainer Shares”) upon the execution of the agreement, and the remaining 800,000 shares upon the delivery by the consultant of a new website for the Company.  The term of the agreement is 60 days commencing the date the Retainer Shares are delivered to the consultant.  On May 8, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $135,000.

c)
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

e)
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

f)
On September 15, 2010, the Company entered into an agreement with Accredited Members, Inc. (“AMI”), pursuant to which the Company will create and post a corporate profile on AMI’s community website which provides AMI’s members a channel to present information regarding their business to other members.  Under the terms of the agreement, the Company agreed to pay $1,000 per month and issue $88,000 worth of restricted shares of common stock of the Company within 20 days of the signing of the agreement.  If at the end of the 180-day restricted stock period (covered under Rule 144), the shares of common stock of the Company are valued at less than $88,000 (based on the lesser of the closing bid price at the 180 day mark or the trailing 20 day closing bid average), the Company will issue additional shares to equal the original $88,000 stock value at the start of the agreement.  On September 15, 2010, the Company issued 3,826,087 shares of common stock at a fair value of $88,000.  On March 13, 2011, the 3,826,087 shares of common stock had a value less than $88,000.  However, the Company and AMI have agreed that no additional shares will be issued.

g)
On November 15, 2010, the Company entered into an administrative services agreement.  Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement.  The term of the agreement is one year.  The 1,100,000 shares are payable as follows: 257,000 upon the execution of the agreement; 275,000 shares on February 15, 2011; 275,000 shares on May 15, 2011 and; 275,000 shares on August 15, 2011.  On November 15, 2010, the Company issued 275,000 shares of common stock at a fair value of $4,538.  On March 24, 2011, the Company issued 275,000 shares of common stock at a fair value of $4,125.  Refer to Note 6(d).

h)
On December 6, 2010, the Company entered into a consulting agreement for consulting services related to development, modification, packaging and marketing of certain consumer products acquired by the Company.  Under the terms of the agreement, the Company agreed to issue 500,000 restricted shares of common stock of the Company, payable as follows: i) 100,000 shares upon execution of the agreement; ii) 100,000 shares on March 1, 2011; iii) 150,000 shares on August 1, 2011 and; iv) 150,000 shares on January 1, 2012.  The term of the agreement is 24 months from the effective date of the agreement.  On December 6, 2010, the Company issued 100,000 shares at a fair value of $1,400.  On April 4, 2011, the Company issued the 100,000 shares due on March 1, 2011.

i)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000.  The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000.  The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement.  The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

10.	Subsequent Events

a)
On April 12, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on January 18, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid.  All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from April 12, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.  The derivative treatment would not become applicable until the Note becomes convertible in October 2011.

b)
On April 15, 2011, the Company entered into an agreement for investor relation services in which the Company agreed to pay $2,500 per month and to issue $10,000 worth of restricted shares per month (based on the closing price on the last day of the month).  The term of the agreement is 3 months.  The agreement may be terminated at any time by either party upon seven days written notice.

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

We are a start-up, development stage, healthcare services company headquartered in Beijing, China and engaged principally in opening and operating children’s medical clinics, the development and maintenance of secure medical information systems used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public and; selling and distributing pharmaceutical and nutraceutical products. We have not yet generated or realized any revenues from our business activities.

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

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we open and serve patients in our  children’s clinics; ii)  we begin implementing our medical management software systems and devices in hospitals and clinics; iii) we source, market and sell pharmaceutical and nutraceutical products to healthcare providers and the general public.  Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. We are currently operating on cash raised through loans and convertible promissory notes from friends and family and; will allow us to stay in business for at least one quarter. Our success or failure will be determined by creating alliances with healthcare providers who need our medical technology, selling a large volume or our products and opening a number of pediatric clinics throughout China.

Liquidity and Capital Resources

Cash on hand as of March 31, 2011 is $6,791, an increase of $6,400 from December 31, 2010 year end.

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

On March 21, 2011, we received net proceeds of $30,000 as a result of a second Securities Purchase Agreement with Asher for the sale of a second Convertible Promissory Note (“Asher Note 2”) in the principal amount of $32,500. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from March 11 (the date the Note was actually dated) at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. All other terms remain the same as Asher Note 1 above.

Subsequent to the quarter end and on April 21, 2011, we received net proceeds of $30,000 as a result of a third Securities Purchase Agreement with Asher for the sale of a third Convertible Promissory Note (“Asher Note 3”) in the principal amount of $32,500. The Note, which is due on January 18, 2012, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from April 12 (the date the Note was actually dated) at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. All other terms remain the same as Asher Note 1 above.

Limited Capital

To date, we have used funds from the net proceeds of $107,000 received from Asher pursuant to three (3) Securities Purchase Agreements for the sale of Convertible Promissory Notes to pay our trade payables.  Our limited cash will also be used to pay for our minimal office and administrative expenses in Beijing and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term.

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

Results of Operations

As of March 31, 2011, our total assets were $23,459; an increase of $6,568 from December 31, 2010; our total liabilities were $311,611; an increase of $9,558 from December 31, 2010.  From February 27, 2007 (inception date) to March 31, 2011 we incurred a net loss of $2,493,890 and had a working capital deficiency of $288,152.

  We have no revenues in the periods ended March 31, 2011 and 2010. In the three month periods ended March 31, 2011 and 2010, we incurred operating expenses of $114,326 and $165,894, respectively.    Overall, operating expenses decreased due to lower depreciation, which was offset by an increase in professional fees related to legal and accounting, filing fees and management fees as a result of the change in business and the implementation of the Company’s new business initiatives in China.

We incurred a net loss of $127,666 for the quarter ended March 31, 2011, compared to a net loss of $166,131 for the quarter ended March 31, 2010. The losses are mainly due to an increase in general and administrative of $31,405 ($67,017 in 2011 and $35,612 in 2010) and; an increase in management fees of $29,809 ($44,809 in 2011 and $15,000 in 2010), offset by a decrease in depreciation expense.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric clinics throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric clinics until fiscal year 2012.

Business Overview

We are a healthcare service provider headquartered in Beijing, China.  Our current operations consist of three business segments: Pediatric Clinics, Medical Management Software Systems and; Pharmaceutical and Nutraceutical Products.

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

Subsequent to the quarter ended March 31, 2011, we signed a Joint Venture Master Agreement with Ocean Wise International Industrial Limited (“OWII”), a private Hong Kong investment holding company, to partner in China’s rapidly expanding pediatric healthcare segment. The 65-35 joint venture partnership has established ReachOut Holdings Limited (“RHL”), incorporated in Hong Kong, in order to open and operate pediatric health clinics throughout China. Under the ten (10) year JV Master Agreement, Medical Care Technologies Inc. will own a 65% controlling interest in RHL, contributing medical software technology, technical expertise, research and development and financial resources. In turn, OWII, with its 35% interest, will provide the funding necessary to establish operations, and an executive management team to negotiate i) lease operating agreements; ii) license approval applications with appropriate Chinese government agencies and; iii) the operation and management of pediatric clinics.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2011, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED].

ITEM 5.  OTHER EVENTS.

On January 5, 2011, the Company file an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan and to register 7,000,000 shares of common stock to be issued to various consultants pursuant to consulting agreements entered into in 2010.

On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the November 15, 2010 Convertible Promissory Note in the principal amount of $10,000 and accrued interest of $93.

On January 27, 2011, the Company issued 2,905,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the consulting agreement as described in Financial Statement Note 10(c) and the two administrative services agreements as described in Financial Statement Notes 10(d) and (h).

On January 31, 2011, the Company issued 3,000,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to a business advisory and consulting agreement as described in Financial Statement Note 10(k).

On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000.  The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000.  The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement.  The term of the agreement is 36 months and the agreement is automatically renewable for successive one year periods.

On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share.   The 100,000 stock options are exercisable until February 1, 2021.

On February 8, 2011, the Company issued 3,500,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to consulting agreements as described in the Financial Statement Notes 10(a) and (b).

On February 16, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in the Financial Statement Note 10(l).

On March 24, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in the Financial Statement Note 10(l).

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CARE TECHNOLOGIES INC.

Dated: May 23, 2011	BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer, and a member of the Board of Directors.

Dated: May 23, 2011	BY:	/s/ Hui Liu
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).