Form 10-Q/A
period 2010-06-30
Medical Care Technologies Inc.
filed 2011-06-01
CIK 1404593

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

The Company is filing this amendment on Form 10-Q/A to restate the financial statements for the six months ended June 30, 2010. The Company identified several errors relating to the accounting of share-based compensation to non-employees. During the six months ended June 30, 2010, the Company entered various consulting and software development agreements, which awarded shares to non-employees, but no compensation was recorded. The effect of the restatement is to increase net loss by $260,000 for the three months and six months ended June 30, 2010. Net loss per share for the three months ended June 30, 2010 was unchanged. Net loss per share for the six months ended June 30, 2010 increased by $0.01. (see Note 7)

ITEM 1.	FINANCIAL STATEMENTS.

Medical Care Technologies Inc.
(A Development Stage Company)
June 30, 2010

F-

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,185	$475
Prepaid expenses	45,500	–
Total Current Assets	46,685	475
Property and equipment, net of accumulated depreciation of $20,000	30,000	–
Intangible assets, net of accumulated amortization of $210,564	210,564	–
Total Assets	$287,249	$475
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )
Current Liabilities
Accounts payable	$56,510	$31,202
Due to related parties	35,005	25,439
Accrued liabilities	4,923	–
Loans payable	80,717	14,000
Total Current Liabilities	177,155	70,641
Loans payable	–	56,740
Total Liabilities	177,155	127,381
Stockholders’ Equity (Deficit)
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of June 30, 2010 and December 31, 2009	–	–
Common Stock, 150,000,000 shares authorized, $0.00001 par value, 105,400,000 and 98,900,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,054	989
Additional Paid-in Capital	881,574	50,511
Deficit Accumulated During the Development Stage	(772,534)	(178,406)
Total Stockholders’ Equity (Deficit)	110,094	(126,906)
Total Liabilities and Stockholders’ Equity (Deficit)	$287,249	$475
(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

					Period from
					February 27, 2007
	For the three months ended		For the six months ended		(Inception)
	June 30,		June 30,		To June 30,
	2010	2009	2010	2009	2010
	(Restated)		(Restated)		(Restated)
Expenses
General and administrative	$298,077	$16,187	$333,689	$31,002	$408,330
Depreciation and amortization expense	115,282	–	230,564	–	230,564
Management fees	15,000	9,000	30,000	9,000	45,692
Total Expenses	(428,359)	(25,187)	(594,253)	(40,002)	(684,586)
Foreign currency exchange gain (loss)	362	–	125	72	(638)
Loss Before Discontinued Operations	(427,997)	(25,187)	(594,128)	(39,930)	(685,224)
Loss from Discontinued Operations:
Discontinued operations	–	–	–	–	(87,310)
Net Loss	$(427,997)	$(25,187)	$(594,128)	$(39,930)	$ (772,534)
Net Loss Per Common Share – Basic and Diluted:
Discontinued Operations	N/A	N/A	N/A	N/A
Continued Operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net Loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	102,620,000	41,400,000	100,930,000	58,237,000
(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
			February 27, 2007
	Six months ended		(Date of Inception)
	June 30,		To June 30,
	2010	2009	2010
	(Restated)		(Restated)

Operating Activities

Net loss for the period	$(594,128)	$(39,930)	$(772,534)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	–	10,500
Depreciation and amortization	230,564	–	230,564
Stock-based compensation	260,000	–	260,000

Changes in operating assets and liabilities:
Prepaid expenses	(45,500)	(2,000)	(45,500)
Accounts payable	25,308	28,912	56,510
Accrued liabilities	4,923	1,420	4,923
Net Cash Used in Operating Activities	(118,833)	(11,598)	(255,537)

Financing Activities
Issuance of common stock for cash	100,000	–	141,000
Proceeds from Loans Payable	9,977	–	80,717
Due to related party	9,566	1,994	35,005
Net Cash Provided by Financing Activities	119,543	1,994	256,722

Increase (Decrease) in Cash and Cash Equivalent	710	(9,604)	1,185

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$1,185	$187	$1,185

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to accounts payable	$23,445	$–	$46,255
Repurchase of common stock	$–	$15,000	$15,000
Shares issued for acquisition of assets	$471,128	$–	$471,128
Reclassification from long term to short term debt	$56,740	$–	$56,740
(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

1.)	Development Stage Company and Going Concern

Medical Care Technologies Inc. (the “Company”) was incorporated in the State of Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc” and changed its name from “Aventerra Exploration Inc” to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company effected a merger with the wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “ Development Stage Entities ”.

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

	e)	On May 8, 2010, the Company issued 3,500,000 shares of common stock with a fair value of $157,500 pursuant to the two consulting agreements. Refer to Notes 6(a) and (b).

f)
On May 18, 2010, the Company issued 2,500,000 shares of common stock with a fair value of $102,500 pursuant to a consulting agreement dated May 18, 2010. The term of the agreement is six months. Refer to Note 6(c).

6.	Commitments

a)
On May 8, 2010, the Company entered into consulting agreement for corporate and management consulting services. Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement. The Company will issue 500,000 shares (the “Retainer Shares”) upon the execution of the agreement, and the remaining 600,000 shares upon the written approval by the Company of services rendered by the consultant, which services shall be described in writing and presented by consultant to the Company before the expiration of the agreement. The term of the agreement is 60 days commencing the date the Retainer Shares are delivered to the consultant. On May 8, 2010, the Company issued 500,000 shares at a fair value of $22,500.

b)
On May 8, 2010, the Company entered into consulting agreement for website consulting services. Pursuant to the agreement, the Company agreed to issue 3,800,000 shares of common stock registered under an S-8 registration statement. The Company will issue 3,000,000 shares (the “Retainer Shares”) upon the execution of the agreement, and the remaining 800,000 shares upon the delivery by the consultant of a new website for the Company. The term of the agreement is 60 days commencing the date the Retainer Shares are delivered to the consultant. On May 8, 2010, the Company issued 3,000,000 shares at a fair value of $135,000.

c)
On May 18, 2010, the Company entered into a consulting agreement for information technology consulting services. Pursuant to the agreement, the Company agreed to issue 2,500,000 restricted shares of common stock of the Company. The term of the agreement is six months.  On May 18, 2010, the Company issued 2,500,000 shares at a fair value of $102,500 to the consultant.

d)
On May 18, 2010, the Company entered into a consulting and software development agreement pursuant to which the contractor agreed to build a secure software information platform for the Company in consideration for 1,395,000 shares of common stock, registered under an S-8 registration statement. The 1,395,000 shares are issuable as follows: 775,000 shares upon the completion of the design and development of the software (“Phase I”) and 620,000 shares upon the implementation of the software (“Phase II”). As at June 30, 2010, the contract service was not completed. On August 16, 2010, Phase I was completed and the Company issued 775,000 shares of common stock at a fair value of $23,250.

7.	Restatement

The Company identified several errors relating to the accounting of share-based compensation to non-employees. During the six months ended June 30, 2010, the Company entered various consulting and software development agreements, which awarded shares to non-employees, but no compensation was recorded. The effect of the restatement is to increase net loss by $260,000 for the three months and six months ended June 30, 2010. Net loss per share for the three months ended June 30, 2010 was unchanged. Net loss per share for the six months ended June 30, 2010 increased by $0.01.

The following tables reflect the adjustment and restated amounts:

	June 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet

Stockholders’ Equity (Deficit)
Common Stock, 150,000,000 shares authorized, $0.00001 par value, 105,400,000 and 98,900,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	$994	$60	$1,054
Additional Paid-in Capital	621,634	259,940	881,574
Deficit Accumulated During the Development Stage	(512,534)	(260,000)	(772,534)
Total Stockholders’ Deficit	110,094	–	110,094
Total Liabilities and Stockholders’ Deficit	$287,249	$–	$287,249

	For the Three Months Ended June 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
General and Administrative	$38,077	$260,000	$298,077

Total Expenses	(168,359)	(260,000)	(428,359)

Loss before Discontinued Operations	(167,997)	(260,000)	(427,997)

Net Loss	$(167,997)	$(260,000)	$(427,997)

Net Loss Per Common Share – Basic and Diluted:
Discontinued Operations	N/A	–	N/A
Continued Operations	(0.00)	–	(0.00)
Net Loss	(0.00)	–	(0.00)

	For the Six Months Ended June 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
General and Administrative	$73,689	$260,000	$333,689

Total Expenses	(334,253)	(260,000)	(594,253)

Loss before Discontinued Operations	(334,128)	(260,000)	(594,128)

Net Loss	$(334,128)	$(260,000)	$(594,128)

Net Loss Per Common Share – Basic and Diluted:
Discontinued Operations	N/A	–	N/A
Continued Operations	(0.00)	(0.01)	(0.01)
Net Loss	(0.00)	(0.01)	(0.01)

	Period from February 27, 2007 (Date of Inception) to June 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
General and Administrative	$148,330	$260,000	$408,330

Total Expenses	(424,586)	(260,000)	(684,586)

Loss before Discontinued Operations	(425,224)	(260,000)	(685,224)

Net Loss	$(512,534)	$(260,000)	$(772,534)

	For the Six Months Ended June 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows

Net loss for the period	$(334,128)	$(260,000)	$(594,128)

Stock-based compensation	–	260,000	260,000

	Period from February 27, 2007 (Date of Inception) to June 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows

Net loss for the period	$(512,534)	$(260,000)	$(772,534)

Stock-based compensation	–	260,000	260,000

Net Cash Used in Operating Activities	$(118,833)	–	$(118,833)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

   We are a start-up, development stage-corporation and have not yet generated or realized any revenues from our business activities. We incurred a loss of $427,997 for the three months ended June 30, 2010, a loss of $594,128 for the six months ended June 30, 2010 and had an accumulated deficit of $772,534 since inception. The Company’s ability to continue as a going concern is uncertain. While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of opening and operating private pediatric clinics, sale and implementation of its medical software programs, or sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

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

   Net Loss. We incurred a net loss of $427,997 for the quarter ended June 30, 2010, compared to a net loss of $25,187 for the quarter ended June 30, 2009. This was mainly due to an increase of $115,282 in depreciation and amortization expense in the quarter ended June 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation. Also, general and administrative expenses increased by $281,890 in which, for the quarter ended June 30, 2010 was $298,077 and for the quarter ended June 30, 2009 was $16,187. This increase was associated with stock based compensation pursuant to various general consulting services, and legal and accounting costs pursuant to the acquisition agreement.

   We incurred a net loss of $594,128 for the six months ended June 30, 2010, compared to a net loss of $39,930 for the six months ended June 30, 2009. This was mainly due to an increase of $230,564 in depreciation and amortization expense in the six months ended June 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation. Also, general and administrative expenses increased by $302,687 in which, for the six months ended June 30, 2010 was $333,689 and for the six months ended June 30, 2009 was $31,002. This increase was associated with stock based compensation pursuant to various general consulting services, and legal and accounting costs pursuant to the acquisition agreement.

   From February 27, 2007 (inception date) to June 30, 2010 we incurred a net loss of $772,534 and had a working capital deficiency of $130,470.

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

   Cash on hand as of August 13, 2010 is $1,185. Net cash used for operating activities was $118,833 for the quarter ended June 30, 2010 compared to operating activities of $11,598 for the quarter ended June 30, 2009. Operating expenses for the quarter ended June 30, 2010 included i) $230,564 in depreciation and amortization expenses; ii) $260,000 in stock-based compensation; iii) paid down prepaid expenses of $45,500 and; iv) $30,231 in accounts payable and accrued liabilities We anticipate that overhead costs will increase in the near term as we increase our operational activities.

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

   Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on our assessment, we believe that, as of June 30, 2010, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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
MEDICAL CARE TECHNOLOGIES INC.

Dated: June 1, 2011	BY:	/s/ Ning C. Wu
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