Form 10-Q/A
period 2010-09-30
Medical Care Technologies Inc.
filed 2011-06-01
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	F-
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4. Controls and Procedures	7

PART II
Item 1. Legal Proceedings	7
Item 1A. Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Removed and Reserved	7
Item 5. Other Information	7
Item 6. Exhibits	7

EXPLANATORY NOTE:

The Company is filing this amendment on Form 10-Q/A to restate the financial statements for the nine months ended September 30, 2010. The Company identified several errors relating to the accounting of share-based compensation to non-employees. During the nine months ended September 30, 2010, the Company entered various consulting and software development agreements, which awarded shares to non-employees, but no compensation was recorded. The effect of the restatement is to increase net loss by $191,525 for the nine months ended September 30, 2010. Net loss per share for the three months ended June 30, 2010 was unchanged. Net loss per share for the six months ended June 30, 2010 increased by $0.01. (see Note 8)

ITEM 1.	FINANCIAL STATEMENTS.

Medical Care Technologies Inc.
 (A Development Stage Company)
September 30, 2010

F-

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009
	(Restated)
ASSETS

Current Assets

Cash and cash equivalents	$1,185	$475
Prepaid expenses	26,000	–

Total Current Assets	27,185	475

Property and equipment, net of accumulated depreciation of $30,000	20,000	–
Intangible assets, net of accumulated amortization of $315,846	128,532	–

Total Assets	$175,717	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$68,769	$31,202
Advances from related parties	3,551	25,439
Due to related parties	45,000	–
Accrued liabilities	4,844	–
Loans payable	80,912	14,000

Total Current Liabilities	203,076	70,641

Loans payable	–	56,740

Total Liabilities	203,076	127,381

Commitments and Contingency (Note 6)

Subsequent Event (Note 7)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of September 30, 2010 and December 31, 2009	$–	$–

Common Stock, 500,000,000 shares authorized, $0.00001 par value, 157,011,087 shares and 98,900,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,570	989

Additional Paid-in Capital	2,046,583	50,511

Deficit Accumulated During the Development Stage	(2,075,512)	(178,406)

Total Stockholders’ Deficit	(27,359)	(126,906)

Total Liabilities and Stockholders’ Deficit	$175,717	$475

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
 (A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

					Period from
	For the three months ended September 30,		For the nine months ended September 30,		February 27, 2007
					(Inception)
					To September 30,
	2010	2009	2010	2009	2010
	(Restated)		(Restated)		(Restated)
Expenses

General and administrative	$336,409	$13,330	$670,098	$44,332	$744,739
Depreciation and amortization expense	115,282	–	345,846	–	345,846
Management fees	851,000	4,700	881,000	13,700	896,692

Total Expenses	(1,302,691)	(18,030)	(1,896,944)	(58,032)	(1,987,277)

Foreign currency exchange gain (loss)	(287)	(729)	(162)	(657)	(925)

Loss From Continuing Operations	(1,302,978)	(18,759)	(1,897,106)	(58,689)	(1,988,202)

Loss from Discontinued Operations:

Discontinued operations	–	–	–	–	(87,310)

Net Loss	$(1,302,978)	$(18,759)	$(1,897,106)	$(58,689)	$(2,075,512)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	N/A	N/A	N/A
Continuing Operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net Loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding– Basic and Diluted	116,342,000	73,193,000	106,124,000	77,343,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
 (A Development Stage Company)
 Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total

Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	36,000

Donated services	–	–	5,000	–	5,000

Net loss for the period	–	–	–	(37,543)	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	8,457

Donated services	–	–	5,500	–	5,500

Net loss for the year	–	–	–	(55,742)	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$(41,785)

Cancellation of common stock – President of Company	(57,500,000)	(575)	(14,425)	–	(15,000)

Reissuance of common stock – President of the Company	57,500,000	575	14,425	–	15,000

Net loss for the year	–	–	–	(85,121)	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$(126,906)

Cancellation of common stock for acquisition of assets	(57,300,000)	(573)	573	–	–

Issuance of common stock for acquisition of assets	58,075,000	581	493,797	–	494,378

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	100,000

Issuance of common stock for consulting services	13,260,000	133	438,392	–	438,525

Issuance of common stock for management services	38,000,000	380	835,620	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	88,000

Issuance of common stock for advisory services	1,250,000	12	28,738	–	28,750

Net loss for the period	–	–	–	(1,897,106)	(1,897,106)

Balance – September 30, 2010 (Restated)	157,011,087	$1,570	$2,046,583	$(2,075,512)	$(27,359)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
	Nine months ended September 30,		February 27, 2007
			(Date of Inception)
			To September 30,
	2010	2009	2010
	(Restated)		(Restated)
Operating Activities

Net loss for the period	$(1,897,106)	$(58,689)	$(2,075,512)

Donated services and expenses	–	–	10,500
Depreciation and amortization	345,846	–	345,846
Stock-based compensation	1,402,275	–	1,402,275

Changes in operating assets and liabilities:
Prepaid expenses	(26,000)	(2,000)	(26,000)
Accounts payable	12,128	52,329	43,330
Accounts payable due to related parties	48,551	–	48,551
Accrued liabilities	4,844	(3,350)	4,844
Net Cash Used in Operating Activities	(109,462)	(11,710)	(246,166)

Financing Activities
Proceeds from sale of common stock for cash	100,000	–	141,000
Proceeds from loans payable	10,172	–	80,912
Proceeds from advances from related party	–	1,994	25,439
Net Cash Provided by Financing Activities	110,172	1,994	247,351

Increase (Decrease) in Cash and Cash Equivalent	710	(9,716)	1,185

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$1,185	$75	$1,185

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Reclass of related party debt to/from accounts payable	$25,439	$23,445	$48,249
Repurchase of common stock	$–	$–	$15,000
Shares issued for acquisition of assets	$494,378	$–	$494,378

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

1.	Development Stage Company and Going Concern

Medical Care Technologies Inc. (the “Company”) was incorporated in Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc” and changed its name to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company merged with its wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE. The Company is in the development stage as defined by Financial Accounting Standards Board Accounting Standards Codification915, “ Development Stage Entities ”.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $185,891 and has accumulated losses of $2,075,512 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

g)	On August 16, 2010, the Company issued 775,000 shares of common stock at a fair value of $23,250 pursuant to the consulting and software development agreement described in Note 6(d).

h)	On August 28, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $70,000 pursuant to the consulting agreement described in Note 6(e).

i)	On August 31, 2010, the Company issued 705,000 shares of common stock at a fair value of $15,510 pursuant to a consulting agreement described in Note 6(g).

j)	On August 31, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,500 pursuant to a consulting agreement described in Note 6(f).

k)	On September 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $69,000 pursuant to three consulting agreements described in Notes 6(h), (i) and (j).

l)	On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750 pursuant to the advisory board agreement described in Note 6(k).

m)	On September 2, 2010, the Company issued 1,000,000 shares of common stock at a fair value of $23,000 to a director of the Company. Refer to Note 3(c).

n)	On September 2, 2010, the Company issued 805,000 shares of common stock at a fair value of $18,515 pursuant to the consulting agreement describe in Note 6(l).

o)	On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000 pursuant to the advisory board agreement described in Note 6(m).

p)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 3(d).

q)	On September 15, 2010, The Company issued 3,826,087 shares of common stock at a fair value of $88,000 pursuant to the agreement described in Note 6(n).

r)	On September 17, 2010, the Company increased its authorized shares capital of common stock to 500,000,000 shares with par value of $0.00001.

s)
During this quarter 1,000,000 stock options were awarded pending the approval of the Company’s stock option plan. As of September 30, 2010 and the date these financials were filed, the plan has not yet been approved.

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

d)
On May 18, 2010, the Company entered into a consulting and software development agreement pursuant to which the contractor agreed to build a secure software information platform for the Company in consideration for 1,395,000 shares of common stock, registered under an S-8 registration statement. The 1,395,000 shares are issuable as follow: 775,000 shares upon the completion of the design and development of the software (“Phase I”) and 620,000 shares upon the implementation of the software (“Phase II”). On August 16, 2010, Phase I was completed and the Company issued 775,000 shares of common stock at a fair value of $23,250.

e)
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

f)
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

g)
On August 31, 2010, the Company entered into an administrative services agreement. Pursuant to the agreement, the Company agreed to issue 705,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. On August 31, 2010, the Company issued 705,000 shares at a fair value of $15,510.

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

l)
On September 2, 2010, the Company entered into an administrative services agreement. Pursuant to the agreement, the Company agreed to issue 805,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. On September 2, 2010, the Company issued 805,000 shares of common stock at a fair value of $18,515.

m)
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

8.	Restatement

The Company identified several errors relating to the accounting of share-based compensation to non-employees. During the nine months ended September 30, 2010, the Company entered into various consulting and software development agreements, which awarded shares to non-employees, but no compensation was recorded.

The effect of the restatement is to increase net loss by $191,525 for the nine months ended September 30, 2010. Net loss per share for the three months and nine months ended September 30, 2010 was unchanged.

The following tables reflect the adjustment and restated amounts:

	September 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet

Assets

Intangible assets, net of accumulated amortization of $315,846	$105,282	$23,250	$128,532

Total Assets	152,467	23,250	175,717

Stockholders’ Equity (Deficit)
Common Stock, 150,000,000 shares authorized, $0.00001 par value, 157,011,087 and 98,900,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,512	58	1,570
Additional Paid-in Capital	1,831,866	214,717	2,046,583
Deficit Accumulated During the Development Stage	(1,883,987)	(191,525)	(2,075,512)
Total Stockholders’ Deficit	(50,609)	23,250	(27,359)
Total Liabilities and Stockholders’ Deficit	$152,467	$23,250	$175,717

	For the Three Months Ended September 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
General and Administrative	$404,884	$(68,475)	$336,409

Total Expenses	(1,371,166)	68,475	1,302,691

Loss before Discontinued Operations	(1,371,453)	68,475	(1,302,978)

Net Loss	$(1,371,453)	$68,475	$(1,302,978)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	$–	N/A
Continuing Operations	$(0.01)	$–	$(0.01)
Net Loss	$(0.01)	$–	$(0.01)

	For the Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
General and Administrative	$478,573	$191,525	$670,098

Total Expenses	(1,705,419)	(191,525)	(1,896,944)

Loss before Discontinued Operations	(1,705,581)	(191,525)	(1,897,106)

Net Loss	$(1,705,581)	$(191,525)	$(1,897,106)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	$–	N/A
Continuing Operations	$(0.02)	$–	$(0.02)
Net Loss	$(0.02)	$–	$(0.02)

	Period from February 27, 2007 (Date of Inception) to September 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
General and Administrative	$553,214	$191,525	$744,739

Total Expenses	(1,795,752)	(191,525)	(1,987,277)

Loss before Discontinued Operations	(1,796,677)	(191,525)	(1,988,202)

Net Loss	$(1,883,987)	$(191,525)	$(2,075,512)

	For the Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows

Operating Activities

Net loss for the period	$(1,705,581)	$(191,525)	$(1,897,106)

Stock-based compensation	1,210,750	191,525	1,402,275

Net Cash Used in Operating Activities	$(109,462)	$–	$(109,462)

	Period from February 27, 2007 (Date of Inception) to September 30, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows

Operating Activities

Net loss for the period	$(1,883,987)	$(191,525)	$(2,075,512)

Stock-based compensation	1,210,750	191,525	1,402,275

Net Cash Used in Operating Activities	$(246,166)	$–	$(246,166)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Net Loss. We incurred a net loss of $1,302,978 for the quarter ended September 30, 2010, compared to a net loss of $18,759 for the quarter ended September 30, 2009. This was mainly as a result of: i) an increase of $846,300 in management fees ($851,000 in 2010 and $4,700 in 2009) due to an issuance of 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. The 38,000,000 share issuance is subject to a Two Year Lock Up Agreement; ii) an increase of $323,079 in general and administrative expenses ($336,409 in 2010 and $13,330 in 2009) due to an increase of stock based compensation with a fair value of $306,275 pursuant to various information technology, business advisory, public relations and general consulting services and director remuneration and advisory board compensation; iii) an increase of $115,282 in depreciation and amortization expense in the quarter ended September 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation.

We incurred a net loss of $1,897,106 for the nine months ended September 30, 2010, compared to a net loss of $58,689 for the nine months ended September 30, 2009. This was mainly due to an increase of: i) $867,300 in management fees ($881,000 in 2010 and $13,700 in 2009) due to an issuance of 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. The 38,000,000 share issuance is subject to a Two Year Lock Up Agreement; ii) $625,766 in general and administrative expenses ($670,098 in 2010 and $44,332 in 2009) due to an increase of stock based compensation with a fair value of $566,275 pursuant to various information technology, business advisory, public relations and general consulting services and director remuneration and advisory board compensation and an increase in legal and accounting costs pursuant to the Asset Acquisition Agreement; iii) $345,846 in depreciation and amortization expense in the nine months ended September 30, 2010 on the medical technology acquired in the Asset Acquisition Agreement with Great Union Corporation.

From February 27, 2007 (inception date) to September 30, 2010 we incurred a net loss of $2,075,512 and had a working capital deficiency of $175,891.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric clinics throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric clinics until Year 2.

Liquidity and Capital Resources

As of September 30, 2010, our total assets were $175,717 and our total liabilities were $203,076. Total assets increased from December 31, 2009 by $175,242 due to an increase in prepaid expenses of $26,000 ($26,000 in 2010 and $-0- in 2009); property and equipment of $20,000 ($20,000 in 2010 and $-0- in 2009) and; an increase in intangible assets of $128,532 ($128,532 in 2010 and $-0- in 2009). Total liabilities increased by $75,695. This is mainly due to an increase in accounts payable and accrued liabilities of $42,411 ($73,613 in 2010 and $31,202 in 2009); an increase in loans payable of $10,172 ($80,912 in 2010 and $70,740 in 2009) and; an increase in due to related parties of $23,112 ($48,551 in 2010 and $25,439 in 2009).

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

Cash on hand as of November 19, 2010 is $1,185. Net cash used for operating activities was $109,462 for the quarter ended September 30, 2010 compared to operating activities of $11,710 for the quarter ended September 30, 2009. Operating expenses for the quarter ended September 30, 2010 included i) $345,846 in depreciation and amortization expenses; ii) stock based compensation of $1,402,275 of which an issuance of 38,000,000 common stock at a fair value of $836,000 was paid to the President of the Company for management services; 13,260,000 common stock at a fair value of $438,525 was paid to consultants for various information technology, business advisory, public relations and general consulting services; 3,826,087 common stock at a fair value of $88,000 was paid to a firm in exchange for the Company posting its corporate profile on the firm’s community website; 1,000,000 common stock at a fair value of $23,000 was paid to a former director as remuneration and; 750,000 common stock at a fair value of $16,750 was paid to 2 advisors pursuant to advisory board agreements; iii) paid down prepaid expenses of $26,000; iv) decrease of $16,972 in accounts payable and accrued liabilities, and; v) increase in related party loans of $48,551.. We anticipate that overhead costs will increase in the near term as we increase our operational activities.

Cash flows provided by financing activities accounted for $110,172 for the quarter ended September 30, 2010 compared to financing activities of $1,994 for the quarter ended September 30, 2009. For the quarter ended September 30, 2010, financing activities included an issuance of common stock for cash of $100,000 and an increase in loans payable of $10,172.

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