Form 10-K/A
period 2010-12-31
Medical Care Technologies Inc.
filed 2011-06-01
CIK 1404593

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Company is filing this amendment on Form 10-K/A to restate the financial statements for the nine months ended December 31, 2010. The Company identified several errors relating to the accounting of share-based compensation to non-employees. During the year ended December 31, 2010, the Company entered into various consulting and software development agreements, which awarded shares to non-employees, but no compensation was recorded. In connection with one of these agreements, the Company had erroneously accrued $55,800 at December 31, 2010, which represented the cash settlement provision in the agreement. After further review, the Company has determined that the fair value of the 1,395,000 shares of common stock should have been recorded upon the completion of services or when the shares were fully vested, which occurred prior to December 31, 2010.

The effect of the restatement is to increase net loss by $249,064 for the year ended December 31, 2010. Net loss per share for the year ended December 31, 2010 was unchanged.

PART I

ITEM 1.           BUSINESS

General

We are a Developing Stage Company, as defined by the Accounting Standard Codification (“ASC”) ASC 915-15 “ Accounting and Reporting by Development Stage Enterprises. ”

We were incorporated in the State of California on February 27, 2007 as Aventerra Explorations Inc. On December 3, 2008, we changed our name to AM Oil Resources and Technology Inc. On September 28, 2009, we incorporated a wholly owned State of Nevada subsidiary, Medical Care Technologies Inc. (the “Company”), for the sole purpose of effecting a name change. On October 6, 2009, the Company entered into a letter of intent to acquire 100% of the medical care technologies and software held by Great Union Corporation (“Great Union”), a Hong Kong corporation. On October 13, 2009, we filed Articles of Merger with the Nevada Secretary of State to effect a merger with the subsidiary and assume the subsidiary’s name. On November 20, 2009, the Financial Industry Regulatory Authority (FINRA) informed us that the name change had been processed and had taken effect and, in conjunction with the name change, a new trading symbol “MDCE” had been granted.

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

Our common stock is not traded on any stock exchange in the United States and Canada and there is no established public trading market for our common stock. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol MDCE.OB . The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

On November 15, 2010, we issued 275,000 shares of common stock at a fair value of $4,538 pursuant to an administrative services agreement. Under the terms of the agreement, we agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. The 1,100,000 shares are payable as follows: 275,000 upon the execution of the agreement; 275,000 shares on February 15, 2011; 275,000 shares on May 15, 2011 and; 275,000 shares on August 15, 2011.

On November 10, 2010, we issued 250,000 restricted shares of common stock at a fair value of $4,125 pursuant to an information technology consulting agreement The term of the agreement is 4 months.

On November 6, 2010, we issued 620,000 shares of common stock at a fair value of $10,540 pursuant to a consulting and software development agreement.

On October 1, 2010, we issued 3,000,000 shares of common stock at a fair value of $72,000 pursuant to a consulting agreement.  The term of the agreement is one year and fifteen days.

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

On September 2, 2010, we issued 1,000,000 restricted shares of common stock at a fair value of $23,000 to a director of the Company for 1 year of service as a director of the Company.

On September 2, 2010, we issued 805,000 shares of common stock at a fair value of $18,515 pursuant to a consulting agreement.  The term of the agreement is one year.

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

On August 31, 2010, we issued 705,000 shares of common stock at a fair value of $15,510 pursuant to a consulting agreement.  The term of the agreement is one year.

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

Liquidity and Capital Resources

Cash on hand as of March 31, 2011 is $11,170. Net cash used for operating activities was $189,935 for the year ended December 31, 2010 compared to net cash used in operating activities of $82,050 for the year ended December 31, 2009. Operating expenses for the year ended December 31, 2010 included i) $494,918 in depreciation and amortization expenses; ii) stock based compensation of $1,481,897 of which an issuance of 38,000,000 common stock at a fair value of $836,000 was paid to the President of the Company for management services; 16,635,000 common stock at a fair value of $515,088 was paid to consultants for various information technology, business advisory, public relations and general consulting services; 3,826,087 common stock at a fair value of $88,000 was paid to a firm in exchange for the Company posting its corporate profile on the firm’s community website; 1,000,000 common stock at a fair value of $23,000 was paid to a former director as remuneration and; 750,000 common stock at a fair value of $16,750 was paid to 2 advisors pursuant to advisory board agreements; iii) paid down prepaid expenses of $6,500 and; iv) increase of $31,429 in accounts payable and accrued liabilities. We anticipate that overhead costs will increase in the near term as we increase our operational activities and move ahead with our planned initiatives for 2011 in opening pediatric clinics in China.

Cash flows provided by financing activities accounted for $189,851 for the year ended December 31, 2010 compared to financing activities of $72,734 for the year ended December 31, 2009. For the year ended December 31, 2010, financing activities included an issuance of common stock for cash of $100,000; an increase in loans payable of $20,449; an increase in convertible note payable of $10,000 and; an increase in related party loans of $57,402.

As of December 31, 2010, our total assets were $16,891 and our total liabilities were $246,253. Total assets increased from December 31, 2009 by $16,416 and total liabilities increased from December 31, 2009 by $118,872.  The increase in liabilities is mainly due to the increase in trade payables such as legal, professional and accounting fees and other filing costs of maintaining a public company. Additionally, we entered into various promissory note agreements which have added to this increase in liabilities.

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

Results of Operations

Net Loss. We incurred a net loss of $2,189,271 for the year ended December 31, 2010, compared to a net loss of $85,121 for the year ended December 31, 2009. This was mainly as a result of: i) an increase of $880,324 in management fees ($896,016 in 2010 and $15,692 in 2009) due to an issuance of 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. The 38,000,000 share issuance is subject to a Two Year Lock Up Agreement; ii) an increase of $731,454 in general and administrative expenses ($800,119 in 2010 and $68,665 in 2009) mainly due to an increase of stock based compensation pursuant to various information technology, business advisory, public relations and general consulting services and director remuneration and advisory board compensation.;

From February 27, 2007 (inception date) to December 31, 2010 we incurred a net loss of $2,367,677 and had a working capital deficiency of $239,362.

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

As discussed in Note 16 to the financial statements, the December 31, 2010 financial statements have been restated to correct the accounting errors.

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

 /s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 1, 2011, except for Note 16, which is May 31, 2011

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(Restated)
ASSETS

Current Assets

Cash and cash equivalents	$391	$475
Prepaid expenses	6,500	–

Total Current Assets	6,891	475

Property and equipment, net of accumulated depreciation of $40,000	10,000	–
Intangible assets, net of accumulated amortization of $476,928	–	–

Total Assets	$16,891	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$77,958	$31,202
Accrued liabilities	10,112	–
Convertible note payable, net of unamortized discount of $8,503	1,573	–
Derivative liability	6,095	–
Due to related parties	59,402	25,439
Loans payable	91,113	14,000

Total Current Liabilities	246,253	70,641

Loans payable	–	56,740

Total Liabilities	246,253	127,381

Commitments and Contingency (Notes 12 and 13)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of December 31, 2010 and 2009, respectively	–	–

Common Stock, 500,000,000 shares authorized, $0.00001 par value, 161,006,087 and 98,900,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,610	989

Additional Paid-in Capital	2,136,705	50,511

Deficit Accumulated During the Development Stage	(2,367,677)	(178,406)

Total Stockholders’ Deficit	(229,362)	(126,906)

Total Liabilities and Stockholders’ Deficit	$16,891	$475

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

	For the year ended December 31,		Period from February 27, 2007
			(Inception)
			To December 31,
	2010	2009	2010
	(Restated)		(Restated)
Expenses

General and administrative	$800,119	$68,665	$874,759
Depreciation and amortization expense	494,918	–	494,918
Management fees	896,016	15,692	911,708

Total Operating Expenses	(2,191,053)	(84,357)	(2,281,385)

Other Income (Expense)

Accretion of discount on convertible debt	(341)	–	(341)
Gain on derivative	2,749	–	2,749
Foreign currency exchange gain (loss)	(626)	(764)	(1,390)

Total Other Income (Expense)	1,782	(764)	1,018

Loss Before Discontinued Operations	(2,189,271)	(85,121)	(2,280,367)

Loss from Discontinued Operations

Discontinued operations	–	–	(87,310)
Net Loss	$(2,189,271)	$(85,121)	$(2,367,677)

Net Loss Per Common Share – Basic and Diluted:

Discontinued Operations	N/A	N/A
Continued Operations	$(0.02)	$(0.00)
Net Loss	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding–Basic and Diluted	115,922,000	82,777,000

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended December 31,		Period from February 27, 2007
			(Date of Inception)
			To December 31,
	2010	2009	2010
	(Restated)		(Restated)

Operating Activities

Net loss for the period	$(2,189,271)	$(85,121)	$(2,367,677)

Donated services and expenses	–	–	10,500
Depreciation and amortization	494,918	–	494,918
Stock-based compensation	1,481,897	–	1,481,897
Accretion of discount on convertible debt	341	–	341
Gain on derivative	(2,749)	–	(2,749)

Changes in operating assets and liabilities:
Prepaid expenses	(6,500)	–	(6,500)
Accounts payable	21,317	6,946	53,154
Accrued liabilities	10,112	(3,875)	10,112
Net Cash Used in Operating Activities	(189,935)	(82,050)	(326,004)

Financing Activities:
Proceeds from sale of common stock for cash	100,000	–	141,000
Proceeds from loans payable	20,449	70,740	91,189
Proceeds from convertible note payable	10,000	–	10,000
Due to related party	59,402	1,994	84,206
Net Cash Provided by Financing Activities	189,851	72,734	326,395

Increase (Decrease) in Cash and Cash Equivalent	(84)	(9,716)	391

Cash – Beginning of Period	475	9,791	–

Cash – End of Period	$391	$475	$391

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures

Debt discount	$8,844	–	$8,844
Cancellation of shares	$573	$–	$573
Reclass of related party debt to/from accounts payable	$25,439	$–	$48,249
Shares issued for acquisition of assets	$504,918	$–	$504,918

(The accompanying notes are an integral part of these consolidated financial statements)

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total

Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	36,000

Donated services	–	–	5,000	–	5,000

Net loss for the period	–	–	–	(37,543)	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	8,457

Donated services	–	–	5,500	–	5,500

Net loss for the year	–	–	–	(55,742)	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$(41,785)

Cancellation of common stock – President of the Company	(57,500,000)	(575)	(14,425)	–	(15,000)

Issuance of common stock for cash - President of the Company	57,500,000	575	14,425	–	15,000

Net loss for the year	–	–	–	(85,121)	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	515,088

Issuance of common stock for management services	38,000,000	380	835,620	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	28,750

Stock based compensation	–	–	3,012	–	3,012

Issuance of stock options for management and consulting services	–	–	48	–	48

Net loss for the year	–	–	–	(2,189,271)	(2,189,271)

Balance – December 31, 2010 (Restated)	161,006,087	$1,610	$2,136,705	$(2,367,677)	(229,3662)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at December 31, 2010, the Company has a working capital deficit of $239,362 and has accumulated losses of $2,367,677 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

i) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes ”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

j) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 “Foreign Currency Translation Matters ”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation ”, and ASC 505-50, “Equity-Based Payments to Non-Employees ” using the fair value method.

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

m) Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures ”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

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

b)	On September 1, 2010, the Company issued 500,000 shares of common stock to two directors of the Company at a fair value of $11,500. Refer to Notes 13(h) and 13(i).

c)
On September 2, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company at a fair value of $23,000 for 1 year of service as a director of the Company commencing September 2, 2010.  Refer to Note 9(j).

d)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 9(h).

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Common stock issued during the year ended December 31, 2010:

a)	On December 6, 2010, the Company issued 100,000 shares of common stock at a fair value of $1,400 pursuant to the consulting agreement described in Note 13(s).

b)	On November 15, 2010, the Company issued 275,000 shares of common stock at a fair value of $4,538 pursuant to the consulting agreement described in Note 13(r).

c)	On November 10, 2010, the Company issued 250,000 shares of common stock at a fair value of $4,125 pursuant to the consulting agreement described in Note 13(q).

d)	On November 6, 2010, the Company issued 620,000 shares of common stock at a fair value of $10,540 pursuant to the consulting and software development agreement described in Note 13(d).

e)	On October 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $72,000 pursuant to the consulting agreement described in Note 13(o).

f)
On September 17, 2010, the Company increased its authorized shares capital of common stock to 500,000,000 shares with par value of $0.00001. The authorized shares of preferred stock remained unchanged.

g)	On September 15, 2010, the Company issued 3,826,087 shares of common stock at a fair value of $88,000 pursuant to the agreement described in Note 13(n).

h)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services. Refer to Note 6(d).

i)	On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000 pursuant to the advisory board agreement described in Note 13(m).

j)	On September 2, 2010, the Company issued 1,000,000 shares of common stock at a fair value of $23,000 to a director of the Company. Refer to Note 6(c).

k)	On September 2, 2010, the Company issued 805,000 shares of common stock at a fair value of $18,515 pursuant to the consulting agreement described in Note 13(l).

l)	On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750 pursuant to the advisory board agreement described in Note 13(k).

m)	On September 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $69,000 pursuant to three consulting agreements described in Notes 6(b), 13(h), 13(i) and 13(j).

n)
On August 31, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,500 pursuant to a consulting agreement described in Note 13(f). On December 22, 2010, the 250,000 shares of common stock were returned to the Company for cancellation as the consulting agreement was terminated.

o)	On August 31, 2010, the Company issued 705,000 shares of common stock at a fair value of $15,510 pursuant to a consulting agreement described in Note 13(g).

p)	On August 28, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $70,000 pursuant to the consulting agreement described in Note 13(e).

q)	On August 16, 2010, the Company issued 775,000 shares of common stock at a fair value of $23,250 pursuant to the consulting and software development agreement described in Note 13(d).

r)
On May 18, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $102,500 pursuant to a consulting agreement dated May 18, 2010. The term of the agreement is six months. Refer to Note 13(c).

s)	On May 8, 2010, the Company issued 3,500,000 shares of common stock with a fair value of $157,500 pursuant to the two consulting agreements. Refer to Notes 13(a) and (b).

t)	On February 1, 2010, 57,300,000 shares of common stock with a fair value of $471,128 were issued pursuant to the Asset Acquisition Agreement with Great Union Corporation described in Note 3(a).

u)	On February 1, 2010, 57,300,000 shares of common stock were cancelled and returned to treasury by the former President of the Company for $nil consideration.

v)
On February 1, 2010, the Company issued 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consists of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months.

Common stock issued during the year ended December 31, 2009:

t)
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

u)
On February 22, 2009, 57,500,000 shares of common stock were cancelled and returned to treasury by the President of the Company in consideration for $15,000. As the Company did not pay the $15,000, on September 28, 2009, 57,500,000 shares of common stock were re-issued to the President of the Company.

v)
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

d)
On May 18, 2010, the Company entered into a consulting and software development agreement pursuant to which the contractor agreed to build a secure software information platform for the Company in consideration for 1,395,000 shares of common stock, registered under an S-8 registration statement. The 1,395,000 shares are issuable as follow: 775,000 shares upon the completion of the design and development of the software (“Phase I”) and 620,000 shares upon the implementation of the software (“Phase II”). On August 16, 2010, Phase I was completed and the Company issued 775,000 shares of common stock at a fair value of $23,250. On November 6, 2010, Phase II was completed and the Company issued 620,000 shares of common stock at a fair value of $10,540.

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

l)
On September 2, 2010, the Company entered into an administrative services agreement. Pursuant to the agreement, the Company agreed to issue 805,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. On September 2, 2010, the Company issued 805,000 shares at a fair value of $18,515.

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

o)
On October 1, 2010, the Company entered into a business advisory and consulting agreement pursuant to which the Company agreed to issue 3,000,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year and fifteen days. On October 1, 2010, the Company issued 3,000,000 shares at a fair value of $72,000.

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

r)
On November 15, 2010, the Company entered into an administrative services agreement. Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. The 1,100,000 shares are payable as follows: 275,000 upon the execution of the agreement; 275,000 shares on February 15, 2011; 275,000 shares on May 15, 2011 and; 275,000 shares on August 15, 2011. On November 15, 2010, the Company issued 275,000 shares at a fair value of $4,538.

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2010	December 31, 2009

Income tax recovery at statutory rate	$766,245	$29,792
Permanent differences	(691,043)	–
Temporary differences	140	140
Valuation allowance change	(75,342)	(29,932)

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred income tax assets:
Net operating loss carryforward	$133,700	$58,350
Valuation allowance	(133,700)	(58,350)

Net deferred income tax asset	$–	$–

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

a)
On January 5, 2011, the Company file an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan as described in Note 10 and to register 7,000,000 shares of common stock issued to various consultant pursuant to consulting agreements as described in Notes 13(d), (g), (l), (o) and (r).

b)	On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the convertible note as described in Note 8.

16.      Restatement

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

The following tables reflect the adjustment and restated amounts:

	December 31, 2010
	As Reported	Adjustment		As Restated
Consolidated Balance Sheet

Liabilities
Accounts payable	$133,758		$(55,800)	$77,958

Stockholders’ Equity (Deficit)
Common Stock, 150,000,000 shares authorized, $0.00001 par value, 160,436,087 and 98,900,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,513		97	1,610
Additional Paid-in Capital	1,831,938		304,767	2,136,705
Deficit Accumulated During the Development Stage	(2,118,613)		(249,064)	(2,367,677)
Total Stockholders’ Deficit	(285,162)		55,800	(229,362)
Total Liabilities and Stockholders’ Deficit	$16,891	$		$16,891

	For the Year Ended December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
Amortization	$516,928	$(22,010)	$494,918
General and Administrative	529,045	271,074	800,119

Total Expenses	(1,941,989)	(249,064)	(2,191,053)

Loss before Discontinued Operations	(1,940,207)	(249,064)	(2,189,271)

Net Loss	$(1,940,207)	$(249,064)	$(2,189,271)
Net Loss Per Share - Basic and Diluted	$(0.02)	$-	$(0.02)

	Period from February 27, 2007 (Date of Inception) to December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Expenses
Amortization	$516,928	$(22,010)	$494,918
General and Administrative	603,685	271,074	874,759

Total Expenses	(2,032,321)	(249,064)	(2,281,385)

Loss before Discontinued Operations	(2,031,303)	(249,064)	(2,280,367)

Net Loss	$(2,118,613)	$(249,064)	$(2,367,677)

	For the Year Ended December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows

Operating Activities

Net loss for the period	$(1,940,207)	$(249,064)	$(2,189,271)

Depreciation	516,928	(22,010)	494,918

Stock-based compensation	1,210,823	271,074	1,481,897

Change in operating assets and liabilities:
Accounts payable	77,117	(55,800)	21,317

Investing Activities

Purchase of fixed assets	(55,800)	55,800	–

	Period from February 27, 2007 (Date of Inception) to December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows

Operating Activities

Net loss for the period	$(2,118,613)	$(249,064)	$(2,367,677)

Depreciation	516,928	(22,010)	494,918

Stock-based compensation	1,210,823	271,074	1,481,897

Change in operating assets and liabilities:
Accounts payable	108,954	(55,800)	53,154

Investing Activities

Purchase of fixed assets	(55,800)	55,800	–

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

i)
On March 11, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. On March 21, 2011, Asher executed the purchase agreement and funded the Company pursuant to the terms thereof. The Company received net proceeds from the issuance of the Note in the amount of $30,000. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from March 11 th at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st  day of May, 2011.

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
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
May 31, 2011
/s/ Ning C. Wu	President, Principal Executive Officer
Ning C. Wu	and a member of the Board of Directors

/s/ Luis Kuo
Luis Kuo	Chief Operating Officer	May 31, 2011

/s/ Hui Liu
Hui Liu	Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors	May 31, 2011
/s/ Ping Tang
Ping Tan	Chief Marketing Officer and a member of the Board of Directors	May 31, 2011

/s/ Sean Lee Heung
Sean Lee Heung	Chief Technology Officer and a member of the Board of Directors	May 31, 2011

/s/ Ping Hai Shen
Ping Hai Shen	A member of the Board of Directors	May 31, 2011

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

4.6	Convertible Promissory Note with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	4.6

4.7	Convertible Promissory Note with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	4.7

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

10.3	CEO Amendment Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.3

10.4	Lock Up Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.4

10.5	Consultancy Agreement dated November 25, 2009 with Ning C. Wu	8-K	9/17/10	10.5

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010	10-Q	11/15/10	10.6

10.12	Securities Purchase Agreement with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	10.12

10.13	Securities Purchase Agreement with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	10.13

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Certificate of Amendment to Articles of Incorporation	8-K	9/17/10	99.1