Form 10-Q/A
period 2010-06-30
Medical Care Technologies Inc.
filed 2011-06-27
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53665

MEDICAL CARE TECHNOLOGIES, INC.

Nevada
(State or other jurisdiction of incorporation or organization)

Room 815, No. 2 Building
Beixiaojie, Dongzhimen Nei
Beijing, China 10009
(Address of Principal Executive Offices, including zip code)

(8610) 6407 0580
(Issuer’s telephone number including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 22, 2011, 209,268,992 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as amended by Amendment No. 1 (“Quarterly Report”), for the purpose of correcting the certifications by the principal executive officer and principal financial officer of Medical Care Technologies, Inc. as required by Item 601(B)(31) of Regulation S-K.  This Form 10-Q/A has not been updated to reflect events that occurred after August 16, 2010, the filing date of the Form 10-Q, as this amendment only contains the certifications attached hereto.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings.  This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

Item 6. Exhibits.

Exhibit	Document Description

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2011

MEDICAL CARE TECHNOLOGIES INC.

BY:	/s/ Ning C. Wu
Name: Ning C. Wu
Title: President (principal executive officer)

BY:	/s/ Hui Liu
Name: Hui Liu
Title: Treasurer (principal financial and accounting officer)