Form 10-Q/A
period 2010-09-30
Medical Care Technologies Inc.
filed 2011-06-27
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, as amended by Amendment No. 1 (“Quarterly Report”), for the purpose of correcting the certifications by the principal executive officer and principal financial officer of Medical Care Technologies, Inc. as required by Item 601(B)(31) of Regulation S-K.  This Form 10-Q/A has not been updated to reflect events that occurred after November 19, 2010, the filing date of the Form 10-Q, as this amendment only contains the certifications attached hereto.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings.  This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

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