Form 10-K/A
period 2010-12-31
Medical Care Technologies Inc.
filed 2011-06-27
CIK 1404593

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A (Amendment No. 2)
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

The registrant had 209 ,268,992 shares of common stock outstanding as of June 22 , 2011.

EXPLANATORY NOTE

Medical Care Technologies Inc. (the "Company") is filing this amendment on Form 10-K/A to reflect the proper number of shares of common stock issued and outstanding as of the most recent practicable date, as reported on the cover of the Form 10-K. As reported in the Current Report on Form 8-K dated April 28, 2011 filed on May 6, 2011, the Company issued seven convertible promissory notes aggregating $167,500 in principal. In addition, the Company issued 19,475,015 restricted shares of common stock in connection with the conversion of the seven convertible promissory notes, and issued an aggregate of 44,515,764 shares of common stock.

Since all the notes were converted as of May 2, 2011, the number of shares issued and outstanding as shown on the cover of the Form 10-K were not properly reflected as a result of these conversions. Accordingly , this Form 10-K/A is being filed to reflect the issuances of these shares.

Since the number of shares issued and outstanding is a non-cash item and does not directly affect the financial condition of the Company, as well as the fact that such issuances were subsequent to the balance sheet date of December 31, 2010,  the subsequent events disclosure omission did not rise to the level of a restatement and this Form 10-K/A does not modify or update other disclosures presented in the Form 10-K that was filed on April 1, 2011, as amended by the Form 10-K/A filed on June 1, 2011 , except as specifically reflected herein. Except to correct the number of shares issued and outstanding as reported on the cover page, to add related disclosures in our Subsequent Events footnote and other sections of the Form 10-K , and to correct our certifications as discussed below , this amendment makes no other modifications to  the Form 10-K filed on each of April 1, 2011 and June 1, 2011.
This Form 10-K/A is also being filed for the purpose of correcting the certifications by the principal executive officer and principal financial officer of Medical Care Technologies, Inc. as required by Item 601(B)(31) of Regulation S-K. This Form 10-K/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

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

On April 28, 2011, we issued seven separate convertible promissory notes aggregating $167,500 in principal. These notes, ranging in principal amounts from $10,000 to $35,000, were due on demand after December 4, 2011. Interest accrues on the outstanding principal loan amounts at the rate of 6% per annum.  In April 2011, all the notes were converted to an aggregate of 19,475,016 shares of common stock.

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

Holders

On June 22, 2011, we had 27 shareholders of record of our common stock.

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

In May 2011, we issued an aggregate of 19,475,016 upon conversion of the notes we issued in connection with entering into a joint venture with Ocean Wise International Industrial Limited, a company established in Hong Kong.

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

 /s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 1, 2011, except for Note 16 and Note 15, which are May 31, 2011 and June 24, 2011, respectively

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

c )
On January 31, 2011, the Company issued 3,000,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the business advisory and consulting agreement as described in Note 13(o).

d)
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

e )
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

f )
On February 8, 2011, the Company issued 3,500,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the consulting agreements as described in Notes 13(a) and (b).

g )
On February 16, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 13(r).

h )
On March 11, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. On March 21, 2011, Asher executed the purchase agreement and funded the Company pursuant to the terms thereof. The Company received net proceeds from the issuance of the Note in the amount of $30,000. The Note, which is due on December 14, 2011, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from March 11 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

i)
On April 1, 2011, the Company entered into a Form of Amended and Restated Information Technology Services Agreement to amend and extend the May 18, 2010 consulting and software development agreement pursuant to which the contractor agreed to build a secure software information platform for the Company. In consideration for the incremental software development services agreed upon, on April 28, 2011, the Company issued 1,900,000 shares of common stock, registered under the S-8 Registration Statement filed on January 5, 2011.

j)
On April 15, 2011, the Company entered into an Agreement for Services with Virmmac, LLC (“Virmmac”) for a period of ninety days whereby Virmmac is to provide the Company with various investor relations services. Pursuant to the Agreement, the Company agreed to pay Virmmac a monthly cash payment of $2,500 and a total of $30,000 worth of restricted common shares of the Company to be paid in increments of $10,000 and to be based on the closing price of the Company’s common shares on the last trading day of the month. On May 12, 2011, the Company issued 588,235 restricted common shares and on June 8, 2011, the Company issued 502,513 restricted common shares to Virmmac pursuant to the Agreement.

k)
On April 28, 2011, the Company entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which the Company and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut was then to establish a subsidiary in Dongguan, China. ReachOut subsidiary was established to provide high quality pediatric healthcare in Dongguan, China In consideration for its interest in the Hong Kong company, the Company contributed $167,500 for its 65% ownership interest and Ocean Wise contributed $90,195 for its 35% interest. The Company agreed to provide medical/healthcare software technology, the training of the software and any technological requirements in order for ReachOut to operate the software. The Company has the right to appoint two of the three directors to the Board of ReachOut. Profits will be distributed in accordance with the shareholders' respective equity ownership only when accumulated losses are replenished.

The $167,500 paid by the Company was lent to the Company by 6 persons living in Hong Kong and Ocean Wise. The notes, ranging in principal amounts from $10,000 to $35,000, are due on demand after December 4, 2011. Interest accrues on the outstanding principal loan amounts at the rate of 6% per annum.  The holder has the right to convert all or any portion of his note to shares at a discount of 38.5% of the closing bid price of the Company's stock on the conversion notice is received by the Company. The notes were all converted by the holders thereof into an aggregate of 19,475,016 shares in May 2011.

l)
On May 10, 2011, and pursuant to an April 18,2011 administrative services agreement, the Company issued 1,800,000 shares of common stock registered under the January 5, 2011 S-8 Registration Statement.

m)
On May 10, 2011, the Company entered into a management advisory services agreement with a consultant for an initial period of one year. In consideration for such services, the Company is required to make payments of $25,000 per quarter as well as any out-of-pocket expenses. In the event that the Company is unable to make such payments, they are given the option to issue shares for such services totaling 7,500,000.

n)
On June 2, 2011, the Company filed an S-8 Registration Statement to register 21,000,000 shares of common stock. On June 2, 2011, the Company issued 7,500,000 shares of common stock under the S-8 Registration Statement pursuant to a May 16, 2011 consulting agreement.

o)	On June 9, 2011, the Company issued 5,000,000 shares of restricted common stock to a consultant pursuant to a May 16, 2011 consulting agreement which are subject to a one year hold period.

p)	On June 9, 2011, the Company issued 1,250,000 shares of common stock in connection with the conversion of a $10,000 convertible note.

q)
On June 16, 2011, the Company issued 500,000 shares of restricted common stock to two consultants pursuant to a May 16, 2011 consulting agreement. The stock-based awards will be fair valued and recognized as expense over the service period of two years.

r)	On June 17, 2011, the Company issued 3,500,000 shares of common stock pursuant to an April 1, 2011 management services agreement under the June 2, 2011 S-8 Registration Statement.

s)	On June 20, 2011, the Company issued 2,500,000 shares of common stock pursuant to an April 1, 2011 administrative services agreement under the June 2, 2011 S-8 Registration Statement.

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

The following table sets forth, as of June 22, 2011 , the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares. Percentage of beneficial ownership is based on 209,268,992 shares of common stock outstanding as of June 22, 2011 . The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o MEDICAL CARE TECHNOLOGIES INC Room 815, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, China 10009.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class

Ning C. Wu	38,000,000	23.04%

Luis Kuo	2,000,000	1.21%

Hui Liu	1,000,000	0.61%

Ping Tan	250,000	0.15%

Sean Lee Heung	250,000	0.15%

All officers and directors as a group (5 persons)	41,500,000	20.12%

Great Union Corporation	57,300,000	27.78%
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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of June 27 , 2011.

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
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
June 27, 2011
/s/ Ning C. Wu	President, Principal Executive Officer
Ning C. Wu	and a member of the Board of Directors

/s/ Luis Kuo
Luis Kuo	Chief Operating Officer	June 27, 2011

/s/ Hui Liu
Hui Liu	Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors	June 27, 2011
/s/ Ping Tang
Ping Tan	Chief Marketing Officer and a member of the Board of Directors	June 27, 2011

/s/ Sean Lee Heung
Sean Lee Heung	Chief Technology Officer and a member of the Board of Directors	June 27, 2011

/s/ Ping Hai Shen
Ping Hai Shen	A member of the Board of Directors	June 27, 2011

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

4.6	Convertible Promissory Note with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	4.6

4.7	Convertible Promissory Note with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	4.7

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

10.3	CEO Amendment Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.3

10.4	Lock Up Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.4

10.5	Consultancy Agreement dated November 25, 2009 with Ning C. Wu	8-K	9/17/10	10.5

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010	10-Q	11/15/10	10.6

10.12	Securities Purchase Agreement with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	10.12

10.13	Securities Purchase Agreement with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	10.13

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Certificate of Amendment to Articles of Incorporation	8-K	9/17/10	99.1