Form 10-Q/A
period 2011-03-31
Medical Care Technologies Inc.
filed 2011-06-28
CIK 1404593

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 209,268,992 as of June 22, 2011.

EXPLANATORY NOTE

Medical Care Technologies Inc. (the "Company") is filing this amendment on Form 10-Q/A to reflect the proper number of shares of common stock issued and outstanding as of the most recent practicable date. As reported in the Current Report on Form 8-K dated April 28, 2011 filed on May 6, 2011, the Company issued seven convertible promissory notes aggregating $167,500 in principal. In addition, the Company granted 19,475,015 restricted shares of common stock in connection with the conversion of seven convertible promissory notes, and granted an aggregate of 44,515,764shares of common stock.

Since all the notes were converted as of May 2, 2011, the number of shares issued and outstanding in the Company's filings with the Securities and Exchange Commission were not properly reflected as a result of these conversions. Accordingly, this Form 10-Q/A is being filed to reflect the issuances of these shares.

Since the number of shares issued and outstanding is a non-cash item and does not directly affect the financial condition of the Company, as well as the fact that such issuances were subsequent to the balance sheet date of March  31, 2011,  the subsequent events disclosure omission did not rise to the level of a restatement and this Form 10-Q/A does not modify or update disclosures presented in the Form 10-Q for the fiscal quarter ended March 31, 2011 except as specifically reflected herein. Except for the corrected number of shares issued and outstanding, this amendment speaks as of the original filing date of the Form 10-Q on May 23, 2011 and does not modify or update disclosures in said filing, including the nature and character of such disclosures, to reflect events occurring or items discovered after the filing date of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Form 10-Q, including any amendments to those filings.

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

c)
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

d)
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

e)
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

f)
On May 10, 2011, and pursuant to an April 18,2011 administrative services agreement, the Company issued 1,800,000 shares of common stock registered under the January 5, 2011 S-8 Registration Statement.

g)
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

h)
On June 2, 2011, the Company filed an S-8 Registration Statement to register 21,000,000 shares of common stock. On June 2, 2011, the Company issued 7,500,000 shares of common stock under the S-8 Registration   Statement pursuant to a May 16, 2011 consulting agreement.

i)	On June 9, 2011, the Company issued 5,000,000 shares of restricted common stock to a consultant pursuant to a May 16, 2011 consulting agreement which are subject to a one year hold period.

j)	On June 9, 2011, the Company issued 1,250,000 shares of common stock in connection with the conversion of $10,000 note.

k)
On June 16, 2011, the Company issued 500,000 shares of restricted common stock to two consultants pursuant to a May 16, 2011 consulting agreement. The stock compensation expense will be fair valued in the next period over the service period of two years.

l)	On June 17, 2011, the Company issued 3,500,000 shares of common stock pursuant to an April 1, 2011 management services agreement under the June 2, 2011 S-8 Registration Statement.

m)	On June 20, 2011, the Company issued 2,500,000 shares of common stock pursuant to an April 1, 2011 administrative services agreement under the June 2, 2011 S-8 Registration Statement.

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

MEDICAL CARE TECHNOLOGIES INC.

Dated: June 28, 2011	BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer, and a member of the Board of Directors.

Dated: June 28, 2011	BY:	/s/ Hui Liu
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).