Form 10-Q
period 2011-06-30
Medical Care Technologies Inc.
filed 2011-08-22
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 231,275,247 as of August 15, 2011.

Medical Care Technologies Inc.
(A Development Stage Company)
June 30, 2011

Index
Consolidated Balance Sheets	F-1
Consolidated Statements of Expenses	F-2
Consolidated Statements of Cash Flows	F-3
Consolidated Statement of Stockholders’ Equity (Deficit)	F-4 to F-5
Notes to the Consolidated Financial Statements	F-6 to F-16

i

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$24,195	$391
Prepaid expenses	317,896	6,500

Total Current Assets	342,091	6,891

Property and equipment, net of accumulated depreciation of $15,000 and $40,000 respectively	5,000	10,000
Deferred financing costs	6,894	–

Total Assets	$353,985	$16,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$45,635	$77,958
Accrued liabilities	25,868	10,112
Convertible note payable, net of unamortized discount of $106,394 and $ respectively'	151,595	1,573
Derivative liability	116,387	6,095
Due to related parties	65,357	59,402
Loans payable	81,225	91,113

Total Liabilities	486,067	246,253

Commitments and Contingency (Notes 1, 8 and 9)

Subsequent Events (Note 10)

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of June 30, 2011 and December 31, 2010	–	–

Common Stock: 500,000,000 shares authorized, $0.00001 par value, 213,018,992 and 161,006,087 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2,130	1,610

Additional Paid-in Capital	3,097,670	2,136,705

Deficit Accumulated During the Development Stage	(3,326,031)	(2,367,677)

Total Stockholders’ Deficit	(226,231)	(229,362)

Non-controlling Interest	94,149	–

Stockholder's Total Deficit	(132,082)	(229,362)

Total Liabilities and Stockholders’ Deficit	$353,985	$16,891

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

					Period from
					February 27, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011

Expenses

General and administrative	$437,136	$298,077	$504,153	$333,689	$1,378,912
Depreciation and amortization expense	6,960	115,282	9,460	230,564	504,378
Management fees	131,287	15,000	176,096	30,000	1,087,804

Total Operating Expenses	(575,383)	(428,359)	(689,709)	(594,253)	(2,971,094)

Other Income (Expense)

Interest expense	(175,035)	–	(187,404)	–	(187,745)
Loss on derivative	(69,900)	–	(70,829)	–	(68,080)
Loss on settlement of debt	(13,750)	–	(13,750)	–	(13,750)
Foreign currency exchange gain (loss)	39	362	(3)	125	(1,393)

Total Other Income (Expense)	(258,646)	362	(271,986)	125	(270,968)

Loss Before Discontinued Operations	(834,029)	(427,997)	(961,695)	(594,128)	(3,242,062)

Loss from Discontinued Operations	–	–	–	–	(87,310)

Net Loss	$(834,029)	$(427,997)	$(961,695)	$(594,128)	$(3,329,372)

Net Loss attributable to non-controlling interest	1,888	–	3,341	–	3,341

Net Loss Attributable to Medical Care Technologies Inc.	$(832,141)	$(427,997)	$(958,354)	$(594,128)	$(3,326,031)

Net Loss Per Common Share – Basic and Diluted available to Medical Care Technologies Inc.:

Discontinued Operations	N/A	N/A	N/A	N/A
Continued Operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss	$(0.00)	$(0.00)	$(0.001)	$(0.01)

Weighted Average Common Shares Outstanding –Basic and Diluted	184,755,000	102,620,000	174,076,000	100,930,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			February 27, 2007
	For the Six Months Ended		(Date of Inception)
	June 30,		to June 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(961,695)	$(594,128)	$(3,329,372)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services and expenses	–	–	10,500
Depreciation and amortization	9,460	230,564	504,378
Stock-based compensation	523,975	260,000	2,005,872
Accretion of discount on convertible debt	177,756	–	178,097
Loss on derivative	70,829	–	68,080
Loss on settlement of debt	13,750	–	13,750
Amortization of debt financing costs	3,606	–	3,606

Changes in operating assets and liabilities:
Prepaid expenses	(52,466)	(45,500)	(58,966)
Accounts payable	22,677	25,308	75,651
Accrued liabilities	16,357	4,923	26,469
Net Cash Used in Operating Activities	(175,751)	(118,833)	(501,755)

Cash Flows from Financing Activities:
Proceeds from sale of common stock for cash	–	100,000	141,000
Proceeds from loans payable	–	9,977	91,189
Proceeds from convertible note payable	192,000	–	202,000
Due to related party	5,955	9,566	90,161
Contributions from non-controlling interest	1,600	–	1,600
Net Cash Provided by Financing Activities	199,555	119,543	525,950

Increase in Cash and Cash Equivalent	23,804	710	24,195

Cash – Beginning of Period	391	475	–

Cash – End of Period	$24,195	$1,185	$24,195

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Debt discount	$108,130	$–	$116,974
Cancellation of shares	–	–	573
Conversion of derivative liability	236,167	–	236,167
Reclassification of related party debt to/from accounts payable	–	23,445	48,249
Shares issued for acquisition of assets	–	471,128	504,918
Shares issued upon conversion of convertible debt and accrued interest	$177,593	$–	$177,593

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
	Common Stock		Additional	During	Non–
			Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock – President of the Company	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash – President of the Company	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

				Deficit
				Accumulated
	Common Stock		Additional	During	Non–
			Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting services	21,300,000	213	338,032	–	–	338,245

Issuance of common stock upon conversion of convertible debt	20,572,157	206	177,387	–	–	177,593

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	3,500,000	35	52,465	–	–	52,500

Issuance of common stock for administrator services	4,300,000	43	61,757	–	–	61,800

Issuance of common stock for business promotion services	1,090,748	11	19,989	–	–	20,000

Conversion feature on convertible debt	–	–	236,167	–	–	236,167

Stock-based compensation	–	–	51,430	–	–	51,430

Net loss for the period	–	–	–	(958,354)	(3,341)	(961,695)

Contribution from non-controlling interest	–	–	–	–	97,490	97,490

Balance – June 30, 2011 (unaudited)	213,018,992	$2,130	$3,097,670	$(3,326,031)	$94,149	$(132,082)

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at June 30, 2011, the Company has a working capital deficit of $143,976 and has accumulated losses of $3,326,031 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Related Party Transactions

a)
During the six months ended June 30, 2011, the Company recognized $30,000 of management fees for the President of the Company. At June 30, 2011, the Company is indebted to the President of the Company for $59,595. This amount is unsecured, bears no interest and is due on demand.

b)
On February 1, 2011, the Company entered into an employment agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company granted 2,000,000 shares of common stock for the first year of service at a fair value of $28,000 based on the quoted market price of the stock on the date of grant.  This grant is for the first year of service.  The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  Refer to Note 4(c).

At June 30, 2011, the Company is indebted to the COO of the Company for $5,762 for expenses paid on behalf of the Company. This amount is unsecured, bears no interest and is due on demand.

c)
On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2021.  50,000 vest on August 1, 2011, 25,000 vest on January 1, 2012 and 25,000 stock options vest on August 1, 2012.  The fair value for these stock options was estimated at the date of grant using the Black-Scholes options-pricing model assuming a weighted average expected life of 10.1 years, a risk-free rate of 3.48%, an expected volatility of 250%, and a 0% dividend yield.  The weighted fair value of stock options was $0.014 per share.  During the six months ended June 30, 2011, the Company recorded stock-based compensation of $833 as management fees.

3.	Convertible Notes Payable

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

d)
On April 12, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on January 18, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from April 12, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on October 9, 2011.

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

At any time during the period beginning on April 12, 2011 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest. At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

e)
On April 28, 2011, the Company entered into six Convertible Promissory Note agreements with various investors for a total sum of $167,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a conversion price of 61.5% of the closing bid prices for the common stock on the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on December 4, 2011.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $176,480 as a derivative liability and reduced the carrying value of the convertible loan to $500. The initial fair value of the derivative liability at April 28, 2010 of $176,480 was determined using the Black Scholes option pricing model with a quoted market price of $0.0135, a conversion price of $0.0083, expected volatility of 191%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan.

On May 2, 2011, the Company issued 19,475,016 restricted shares of common stock upon the conversion of the principal amount of $167,500 and accrued interest of $110. Upon the conversion of the note, the Company recognized the unamortized discount of $167,500 as interest expense. The fair value of the derivative liability at May 2, 2011 was $229,143 and a loss of $61,643 was recognized on the change in fair value of the derivative liability. The fair value of the derivative liability at May 2, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0170, a conversion price of $0.0086, expected volatility of 195%, no expected dividends, an expected term of 0.59 years and a risk-free interest rate of 0.10%.

f)
On June 1, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on March 6, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from June 1, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on November 28, 2011.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

At any time during the period beginning on June 1, 2011 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest. At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

g)
On June 1, 2011, the Company entered into a Convertible Promissory Note agreement for $55,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on May 31, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $79,141 as a derivative liability and reduced the carrying value of the convertible loan to $500. The initial fair value of the derivative liability at June 1, 2011 of $79,141 was determined using the Black Scholes option pricing model with a quoted market price of $0.0180, a conversion price of $0.0094, expected volatility of 186%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan.

h)
On June 17, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on June 16, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $10,949 as a derivative liability and reduced the carrying value of the convertible loan to $500. The initial fair value of the derivative liability at June 17, 2011 of $10,949 was determined using the Black Scholes option pricing model with a quoted market price of $0.0220, a conversion price of $0.0147, expected volatility of 194%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. The discount on the convertible loan is accreted over the term of the convertible loan.

i)
On June 17, 2011, the Company entered into a Convertible Promissory Note agreement for $25,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on June 16, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $27,372 as a derivative liability and reduced the carrying value of the convertible loan to $500. The initial fair value of the derivative liability at June 17, 2011 of $27,372 was determined using the Black Scholes option pricing model with a quoted market price of $0.0220, a conversion price of $0.0147, expected volatility of 194%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. The discount on the convertible loan is accreted over the term of the convertible loan.

j)
On June 17, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on June 16, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $9,314 as a derivative liability and reduced the carrying value of the convertible loan to $686. The initial fair value of the derivative liability at June 17, 2011 of $9,314 was determined using the Black Scholes option pricing model with a quoted market price of $0.0220, a conversion price of $0.0168, expected volatility of 194%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. The discount on the convertible loan is accreted over the term of the convertible loan.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

k)
On June 19, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on June 18, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $8,816 as a derivative liability and reduced the carrying value of the convertible loan to $1,184. The initial fair value of the derivative liability at June 19, 2011 of $8,816 was determined using the Black Scholes option pricing model with a quoted market price of $0.0220, a conversion price of $0.0176, expected volatility of 194%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. The discount on the convertible loan is accreted over the term of the convertible loan.

4.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of June 30, 2011 and December 31, 2010, there was no preferred stock issued and outstanding.

Common stock issued during the six months ended June 30, 2011:

a)
On January 5, 2011, the Company filed an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan as described in Note 6 and to register 7,000,000 shares of common stock to be issued to various consultants pursuant to consulting agreements as described in Note 7.

b)	On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the convertible note as described in Note 3(a).

c)	On February 1, 2011, the Company issued 2,000,000 shares of common stock to the Chief Operating Officer of the Company at a fair value of $28,000 for management services. Refer to Note 2(b).

d)	On March 24, 2011, the Company issued 275,000 shares of common stock pursuant to the administrative services agreement as described in Note 7(b).

e)	On April 4, 2011, the Company issued 100,000 shares of common pursuant to the consulting agreement as described in Note 7(c).

f)
On April 28, 2011, the Company issued 1,900,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 7(e).

g)	On May 2, 2011, the Company issued 19,475,016 restricted shares of common stock upon the conversion of the convertible notes as described in Note 6.

h)
On May 10, 2011, the Company issued 1,800,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 7(i).

i)	On May 12, 2011, the Company issued 588,235 restricted common shares pursuant to investor relations services agreement as described in Note 7(h).

j)
On May 15, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 7(b).

k)
On June 1, 2011, the Company issued 1,250,000 shares of common stock with a fair value of $23,750 for settlement of a promissory note. Since the fair value of the shares issued was more than the promissory note, the Company recognized a loss on the shares issued for the promissory note of $$13,750.

l)
On June 2, 2011, the Company filed an S-8 Registration Statement to register 21,000,000 shares of common stock. On June 2, 2011, the Company issued 7,500,000 shares of common stock under the S-8 Registration Statement pursuant to a May 16, 2011 consulting agreement as described in Note 7(k).

m)	On June 8, 2011, the Company issued 502,513 restricted common shares pursuant to investor relations services agreement as described in Note 7(h).

n)
On June 9, 2011, the Company issued 5,000,000 shares of restricted common stock to a consultant pursuant to a May 16, 2011 consulting agreement that are subject to a one year hold period as described in Note 7(k).

o)	On June 16, 2011, the Company issued 500,000 shares of restricted common stock to two consultants pursuant to a May 16, 2011 consulting agreement as described in Note 7(l).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

p)
On June 17, 2011, the Company issued 3,500,000 shares of common stock pursuant to an April 1, 2011 management services agreement under the June 2, 2011 S-8 Registration Statement as described in Note 7(f).

q)
On June 20, 2011, the Company issued 2,500,000 shares of common stock pursuant to an April 1, 2011 administrative services agreement under the June 2, 2011 S-8 Registration Statement as described in Note 7(g).

r)
On June 29, 2011, the Company issued 3,750,000 shares of common stock pursuant to an May 10, 2011 management advisory agreement under the June 2, 2011 S-8 Registration Statement as described in Note 7(j).

5.	Stock Options

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

During the six months ended June 30, 2011, the Company granted 350,000 stock options with an exercise price of $0.25 per share. Of the 350,000 stock options, 250,000 stock options are exercisable until December 30, 2020 and 100,000 stock options are exercisable until February 1, 2021. Of the 350,000 stock options, 100,000 stock options vest on June 28, 2011, 50,000 stock options vest on August 1, 2011, 75,000 stock options vest on December 28, 2011, 25,000 stock options vest on January 1, 2012, 75,000 stock options vest on June 28, 2012 and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 9.83 years, a risk-free rate of 3.47%, an expected volatility of 247%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.018 per share. During the six months ended June 30, 2011, the Company recorded stock-based compensation of $45,855 as general and administrative expense and $5,575 as management fees.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	#	$	#	$

Outstanding, December 31, 2010	1,350,000	0.25	10.00	–

Granted	350,000	0.25

Outstanding, June 30, 2011	1,700,000	0.25	9.51	–

Exercisable, June 30, 2011	–	–	–	–

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

A summary of the status of the Company’s non-vested stock options as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value
	#	$

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	–	–

Non-vested at June 30, 2011	1,700,000	0.015

At June 30, 2011, there was $10,094 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $Nil intrinsic value associated with the outstanding options at June 30, 2011.

At June 30, 2011 there were 500,000 warrants issued and outstanding with an exercise price of $0.15.  The expiration date is January 15, 2012.

6.	Joint Venture

On April 28, 2011, the Company entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (Ocean Wise"), pursuant to which the Company and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut was then to establish a subsidiary in Dongguan. China. ReachOut subsidiary was established to provide high quality paediatric healthcare in Dongguan, China In consideration for its interest in the Hone Kong company, the Company contributed $167,500 for its 65% ownership interest and Ocean Wise contributed $90.195 for its 35% interest. The Company agreed to provide medical(healthcare software technology. the training of the software and any technological requirements in order for ReachOut to operate the software. The Company has the right to appoint two of the three directors to the Board of ReachOut. Profits will be distributed in accordance with the shareholders' respective equity ownership only when accumulated losses are replenished. The $167,500 paid by the Company was lent to the Company by 6 persons living in Hong Kong and Ocean Wise. The notes, ranging in principal amounts from $10,000 to $35,000, are due on demand after December 4, 2011. Interest accrues on the outstanding principal loan amounts at the rate of 6% per annum. The holder has the right to convert all or any portion of their note to shares at a discount of 38.5% of the closing bid price of the Company's stock on the conversion notice is received by the Company. The notes were all converted by the holders thereof into an aggregate of 19,475,016 shares on May 2. 2011.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

7.	Commitments

a)
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

b)
On November 15, 2010, the Company entered into an administrative services agreement. Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. The 1,100,000 shares are payable as follows: 275,000 upon the execution of the agreement; 275,000 shares on February 15, 2011; 275,000 shares on May 15, 2011 and; 275,000 shares on August 15, 2011. On November 15, 2010, the Company issued 275,000 shares of common stock at a fair value of $4,538. On March 24, 2011, the Company issued 275,000 shares of common stock at a fair value of $4,125. On May 15, 2011, the Company issued 275,000 shares of common stock at a fair value of $4,070.  Refer to Notes 5(d).

c)
On December 6, 2010, the Company entered into a consulting agreement for consulting services related to development, modification, packaging and marketing of certain consumer products acquired by the Company. Under the terms of the agreement, the Company agreed to issue 500,000 restricted shares of common stock of the Company, payable as follows: i) 100,000 shares upon execution of the agreement; ii) 100,000 shares on March 1, 2011; iii) 150,000 shares on August 1, 2011 and; iv) 150,000 shares on January 1, 2012. The term of the agreement is 24 months from the effective date of the agreement. On December 6, 2010, the Company issued 100,000 shares at a fair value of $1,400. On April 4, 2011, the Company issued the 100,000 shares due on March 1, 2011 at a fair value of $3,000. The contract was cancelled on May 23, 2011, and the stock-based compensation for the non-vested shares was reversed.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

e)
On April 1, 2011, the Company entered into a Form of Amended and Restated Information Technology Services Agreement to amend and extend the May 18, 2010 consulting and software development agreement pursuant to which the contractor agreed to build a secure software information platform for the Company. In consideration for the incremental software development services agreed upon, on April 28, 2011, the Company issued 1,900,000 shares of common stock at a fair value of $28,500, registered under the S-8 Registration Statement filed on January 5, 2011.

f)
On April 1, 2011, the Company entered into a management services agreement with a consultant. In consideration for such services, the Company is required to make a payment of $50,000 prior to the opening of the Paediatric services as well as any out-of-pocket expenses. In the event that the Company is unable to make such payments, they are given the option to issue 3,500,000 shares for such services. On June 17, 2011, the Company issued 3,500,000 shares of common stock at a fair value of $52,500, registered under the June 2, 2011 S-8 Registration Statement.

g)
On April 1, 2011, the Company entered into an administrative services agreement with a consultant on a month to month basis. In consideration for such services, the Company is required to make a payment of $5,000 per month as well as any out-of-pocket expenses. In the event that the Company is unable to make such payments, they are given the option to issue 2,500,000 shares for such services. On June 20, 2011, the Company issued 2,500,000 shares of common stock at a fair value of $37,500, registered under the June 2, 2011 S-8 Registration Statement.

h)
On April 15, 2011, the Company entered into an Agreement for Services with Virmmac, LLC (“Virmmac”) for a period of ninety days whereby Virmmac is to provide the Company with various investor relations services. Pursuant to the Agreement, the Company agreed to pay Virmmac a monthly cash payment of $2,500 and a total of $30,000 worth of restricted common shares of the Company to be paid in increments of $10,000 and to be based on the closing price of the Company’s common shares on the last trading day of the month. On May 12, 2011, the Company issued 588,235 restricted common shares at a fair value of $10,000 and on June 8, 2011, the Company issued 502,513 restricted common shares at a fair value of $10,000 to Virmmac pursuant to the Agreement.

i)
On May 10, 2011, and pursuant to an April 18, 2011 administrative services agreement, the Company issued 1,800,000 shares of common stock at a fair value of $24,300, registered under the January 5, 2011 S-8 Registration Statement.

j)
On May 10, 2011, the Company entered into a management advisory services agreement with a consultant for an initial period of one year. In consideration for such services, the Company is required to make payments of $25,000 per quarter as well as any out-of-pocket expenses. In the event that the Company is unable to make such payments, they are given the option to issue shares for such services totalling 7,500,000. On June 29, 2011, the Company issued 3,750,000 shares of common stock at a fair value of $57,000, registered under the June 2, 2011 S-8 Registration Statement.

k)
On May 16, 2011, the Company entered into a business consulting services agreement with a consultant for an initial period of thirty days after delivery of the shares to the consultant. In consideration for such services, the Company will issue 7,500,000 shares for such services. On June 2, 2011, the Company issued 7,500,000 shares of common stock at a fair value of $138,750, registered under the June 2, 2011 S-8 Registration Statement. Additionally, the Company is to issue 5,000,000 shares of restricted common stock, and on June 9, 2011, the Company issued the 5,000,000 shares at a fair value of $68,000.

l)
On May 16, 2011, the Company entered into a business consulting services agreement with two consultants for a period of two years. In consideration for such services, the Company will issue 250,000 shares each for such services. On June 16, 2011, the Company issued 500,000 restricted shares of common stock at a fair value of $6,800.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

m)
On June 25, 2011, the Company entered into an investor relations services agreement with a consultant from the date of the agreement to September 7, 2011. In consideration for such services, the Company is required to make a payment of $30,000 as well as any out-of-pocket expenses. On June 1, 2011, the Company paid the $30,000.

8.	Subsequent Events

a)
On July 1, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on June 30, 2012.

b)	On July 15, 2011, the Company issued 6,406,891 restricted shares of common stock upon the conversion of the convertible notes as described in Notes 3(h);(i);(j);(k) and 8(a).

c)
On July 20, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on April 23, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from July 20, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

d)
On August 1, 2011, the Company amended the Executive Officer employment agreement with its Chief Operating Officer (“COO”). Pursuant to the amended agreement, the Company agreed to issued 8,000,000 shares of common stock.

e)
On August 2, 2011, the Company entered into an agreement for investor relation services in which the Company agreed to issue 3,500,000 shares of common stock as follows: 1,000,000 on or before August 8, 2011; 625,000 on or before September 1, 2011; 625,000 on or before October 1, 20111; 625,000 on or before November 1, 2011 and 625,000 on or before December 1, 2011.

f)	On August 4, 2011, the Company resolved amend the September 13, 2010 Lock-Up Agreement and remove the restriction on the 38,000,000 shares of common stock held by the CEO of the Company.

g)	On August 8, 2011, the Company issued 1,851,852 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 4(b).

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

We are a children’s healthcare service provider headquartered in Beijing, China and engaged principally in opening and operating children’s integrated healthcare wellness centers, the development and maintenance of secure medical information systems used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public and; selling and distributing pharmaceutical and nutraceutical products. We have not yet generated or realized any revenues from our business activities.

Our anticipated revenue streams over the next three years are expected to come from services provided through our pediatric health centers, e-management online healthcare market and pharmaceutical and nutraceutical supply market. We plan to develop in each of our business segments new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we open and serve patients in our  children’s healthcare centers;  ii)  we begin implementing our medical management software systems and devices in hospitals and clinics; iii) we source, market and sell pharmaceutical and nutraceutical products to healthcare providers and the general public.  Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. We are currently operating on cash raised through loans and convertible promissory notes from friends and family and; will allow us to stay in business for at least one quarter. Our success or failure will be determined by creating alliances with healthcare providers who need our medical technology, selling a large volume or our products and opening a number of pediatric clinics throughout China.

Liquidity and Capital Resources

Cash on hand as of June 30, 2011 is $24,195, an increase of $23,804 from December 31, 2010 year end.

On April 21, 2011, we entered into our 3rd Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount of $32,500. We received net proceeds from the issuance of the Note in the amount of $30,000. The Note is due on January 18, 2012.

 On June 9, 2011, we entered into our 4th Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (“Asher Note 4”) in the principal amount of $32,500. We received net proceeds from the issuance of the Note in the amount of $30,000. The Note is due on March 6, 2012.

The Notes bear interest at the rate of 8% per annum. All principal and accrued interest on the Notes are convertible into shares of our common stock at the election of Asher at any time after 180 days from the date of each Note at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.  If we fail to deliver shares to Asher upon conversion shall result in a payment to Asher of $2,000 in cash per day. The conversion price is subject to certain anti-dilution protection; for example, if we issue shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount.  If we desire to exercise our right to prepay the Notes during the first 90 days after its issuance, the prepayment penalty is 150% of all amounts owed to Asher; if we elect to prepay between the 91st and 180th day after issuance, the penalty is 175% of all amounts owed. There is no right to prepay after the 181th day of issuance.

On April 28, 2011, we entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which we and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut is then to establish a Chinese subsidiary in the City of Dongguan, China for the purpose of operating children’s healthcare centers in this area. In consideration for our interest in ReachOut, we contributed $167,500 for our 65% ownership interest and Ocean Wise contributed $90,195 for its 35% interest. The $167,500 paid by us was lent to us by 6 persons living in Hong Kong and Ocean Wise by way of 6% convertible notes, ranging in principal amounts from $10,000 to $35,000 and, are due on demand after December 4, 2011.

Between June 20 and July 5, 2011 we received net proceeds of $120,000 from six accredited investors living in Hong Kong in the form of one year convertible notes at 6% to 8%, ranging from $10,000 - $55,000. Proceeds have been used to expedite our Chinese subsidiary, Teddyberry™ and Company’s, license application into Beijing.

Subsequent to the quarter end and on July 27, 2011, we received net proceeds of $22,500 as a result of a 5th Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (“Asher Note 5”) in the principal amount of $32,500. The Note is due on January 18, 2012. All other terms of the Note remain the same as previous Notes’ terms and conditions.

Limited Capital

To date, we have used funds from the net proceeds of $159,500 received from Asher pursuant to five (5) Securities Purchase Agreements for the sale of Convertible Promissory Notes to pay ongoing corporate costs of running our business.

The proceeds of $287,500 we received from accredited investors based in Hong Kong have been used to pay all subsidiaries’ incorporation costs and application and government license costs for procuring the opening of our children’s health centers in China.

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

Results of Operations

As of June 30, 2011, our total assets were $353,985; an increase of $337,094 from December 31, 2010; our total liabilities were $486,067; an increase of $239,814 from December 31, 2010.  From February 27, 2007 (inception date) to June 30, 2011 we incurred a net loss of $3,326,031 and had a working capital deficiency of $143,976.

  We have no revenues in the periods ended June 30, 2011 and 2010. In the six month periods ended June 30, 2011 and 2010, we incurred operating expenses of $689,709 and $594,253, respectively. We incurred a net loss of $958,354 for the quarter ended June 30, 2011, compared to a net loss of $594,128 for the quarter ended June 30, 2010. The losses are mainly due to an increase in general and administrative of $170,464 ($504,153 in 2011 and $333,689 in 2010) and; an increase in management fees of $146,096 ($176,096 in 2011 and $30,000 in 2010), offset by a decrease of $221,104 ($9,460 in 2011 and $230,564 in 2010) in depreciation expense.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric health centers throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric health centers until fiscal year 2012.

Business Overview

We are a healthcare service provider headquartered in Beijing, China.  Our current operations consist of three business segments: Pediatric Health Centers, Medical Management Software Systems and; Pharmaceutical and Nutraceutical Products.

Private Pediatric Health and Wellness Centers

The company plans to seize the opportunities available for businesses that provide medical type services in China by opening and operating private pediatric health centers and mainly locating them in economically developing and/ developed provinces and urban areas. We continue to progress discussions with Chinese health officials to initiate our pediatric health care objectives.

On April 28, 2011, we signed a Joint Venture Master Agreement with Ocean Wise International Industrial Limited (“OWII”), a private Hong Kong investment holding company, to partner in China’s rapidly expanding pediatric healthcare segment. The 65-35 joint venture partnership has established ReachOut Holdings Limited (“RHL”), incorporated in Hong Kong, in order to open and operate pediatric health centers throughout China. Under the ten (10) year JV Master Agreement, Medical Care Technologies Inc. will own a 65% controlling interest in RHL, contributing medical software technology, technical expertise, research and development and financial resources. In turn, OWII, with its 35% interest, will provide the funding necessary to establish operations, and an executive management team to negotiate i) lease operating agreements; ii) license approval applications with appropriate Chinese government agencies and; iii) the operation and management of pediatric clinics.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2011, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED].

ITEM 5.  OTHER EVENTS.

As mentioned under “Liquidity and Capital Resources”, on April 28, 2011, we entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which we and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut is then to establish a Chinese subsidiary in the City of Dongguan, China for the purpose of operating children’s healthcare centers in this area. In consideration for our interest in ReachOut, we contributed $167,500 for our 65% ownership interest and Ocean Wise contributed $90,195 for its 35% interest. The $167,500 paid by us was lent to us by 6 persons living in Hong Kong and Ocean Wise by way of 6% convertible notes, ranging in principal amounts from $10,000 to $35,000 and, are due on demand after December 4, 2011.

On May 2, 2011, the Company issued an aggregate of 19,475,016 restricted shares of common stock upon the conversion of the six (6) April 28, 2011 Convertible Promissory Notes in aggregate total principal amount of $167,500.

On May 12, June 8 and subsequently, July 6, 2011, the Company issued 588,235, 502,513 and 497,512 restricted shares of common stock respectively, to Virmmac LLC pursuant to an April 15, 2011 investor relations agreement.

On June 2, 2011, the Company filed an S-8 Registration Statement to register the offer and sale of up to 21,000,000 shares of common stock pursuant to four (4) consulting agreements.

On June 9, 2011, the Company issued 5,000,000 restricted shares of common stock to Nicola Suppa pursuant to a May 15, 2011 consulting services agreement.

On June 16, 2011, the Company issued a total of 500,000 restricted shares of common stock to two (2) medical advisors pursuant to May 15, 2011 Medical Advisory Board agreements.

Subsequent to the quarter ended June 30, 2011 and on July 26, 2011, the Company issued an aggregate of 5,495,5581restricted shares of common stock upon the conversion of four (4) one year, 6% Convertible Promissory Notes dated June 17, 2011.

Subsequent to the quarter ended June 30, 2011 and on July 1, 2011, the Company entered into a one year, 6% Convertible Promissory Note for $10,000. On July 26, 2011, the Company issued 911,333 restricted shares of common stock upon the conversion of the Note.

Subsequent to the quarter ended June 30, 2011 and on July 26, 2011, the Company issued 500,000 restricted shares of common stock pursuant to a July 10, 2011 advisory board agreement.

Subsequent to the quarter ended June 30, 2011 and on August 2, 2011, the Company entered into a five (5) month Public relations, Promotion and Marketing Letter Agreement with StockVest which provides for the issuance of a total of 3,500,000 restricted shares of the Company’s common stock throughout the term of the Agreement. On August 9, 2011, the Company issued the first tranche totalling 1,000,000 restricted shares pursuant to the terms of the Agreement.

Subsequent to the quarter ended June 30, 2011 and on August 4, 2011, the Company approved an amendment to the Executive Officer Employment Agreement, dated February 1, 2011, between the Company and Luis Kuo, its Chief Operating Officer, to provide for the issuance of 8,000,000 restricted shares of the Company’s common stock. On August 8, 2011, the Company issued the 8,000,000 restricted shares to Luis Kuo.

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

MEDICAL CARE TECHNOLOGIES INC.
Dated: August 22, 2011	BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer, and a member of the Board of Directors.

Dated: August 22, 2011	BY:	/s/ Hui Liu
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).