Form 10-Q
period 2011-09-30
Medical Care Technologies Inc.
filed 2011-11-17
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 272,432,978 as of November 15, 2011.

Medical Care Technologies Inc.
(A Development Stage Company)
September 30, 2011

Index
Consolidated Balance Sheets	F-1
Consolidated Statements of Expenses	F-2
Consolidated Statements of Cash Flows	F-3
Consolidated Statement of Stockholders’ Equity (Deficit)	F-4 to F-5
Notes to the Consolidated Financial Statements	F-6 to F-22

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

Current Assets

Cash and cash equivalents	$26,698	$391
Prepaid expenses	266,791	6,500

Total Current Assets	293,489	6,891

Property and equipment, net of accumulated depreciation of $47,500 and $40,000, respectively.	2,500	10,000
Deferred financing costs	6,977	–

Total Assets	$302,966	$16,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$61,470	$77,958
Accrued liabilities	17,545	10,112
Convertible note payable, net of unamortized discount of $75,987 and $8,427, respectively.	152,013	1,573
Derivative liability	64,256	6,095
Due to related parties	71,196	59,402
Loans payable	80,805	91,113

Total Liabilities	447,285	246,253

Commitments and Contingency

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of September 30, 2011 and December 31, 2010	–	–

Common Stock: 500,000,000 shares authorized, $0.00001 par value, 244,470,131 and 161,006,087 shares issued and outstanding as of September 30, 2011and December 31, 2010, respectively	2,445	1,610

Additional Paid-in Capital	3,589,490	2,136,705

Deficit Accumulated During the Development Stage	(3,827,571)	(2,367,677)

Total Stockholders’ Deficit	(235,636)	(229,362)

Non-controlling Interest	91,317	–

Total Stockholders’ Deficit	(144,319)	(229,362)

Total Liabilities and Stockholders’ Deficit	$302,966	$16,891

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					Period from
					February 27, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

Expenses

General and administrative	$223,073	$336,409	$727,226	$670,098	$1,601,985
Depreciation and amortization expense	8,942	115,282	18,402	345,846	513,320
Management fees	129,687	851,000	305,783	881,000	1,217,491

Total Operating Expenses	(361,702)	(1,302,691)	(1,051,411)	(1,896,944)	(3,332,796)

Other Income (Expense)

Interest expense	(135,748)	–	(323,152)	–	(323,493)
Loss on derivative	(7,381)	–	(78,210)	–	(75,461)
Loss on settlement of debt	–	–	(13,750)	–	(13,750)
Foreign currency exchange gain (loss)	434	(287)	431	(162)	(959)

Total Other Income (Expense)	(142,695)	(287)	(414,681)	(162)	(413,663)

Loss Before Discontinued Operations	(504,397)	(1,302,978)	(1,466,092)	(1,897,106)	(3,746,459)

Loss from Discontinued Operations	–	–	–	–	(87,310)

Net Loss	$(504,397)	$(1,302,978)	$(1,466,092)	$(1,897,106)	$(3,833,769)

Net loss attributable to non-controlling interest	2,857	–	6,198	–	6,198

Net Loss Attributable to Medical Care Technologies Inc.	$(501,540)	$(1,302,978)	$(1,459,894)	$(1,897,106)	$(3,827,571)

Net Loss Per Common Share – Basic and Diluted available to Medical Care Technologies Inc.:

Net Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding –Basic and Diluted	229,920,000	116,342,000	192,895,000	106,124,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from February 27, 2007
	For the Nine Months Ended		(Date of Inception)
	September 30,		to September 30,
	2011	2010	2011

Cash Flows From Operating Activities

Net loss	$(1,466,092)	$(1,897,106)	$(3,833,769)
Adjustment to reconcile net loss to net cash used in operating activities:

Donated services and expenses	–	–	10,500
Depreciation and amortization	18,402	345,846	513,320
Stock-based compensation	731,121	1,402,275	2,213,018
Accretion of discount on convertible debt	301,387	–	301,728
Loss on derivative	78,210	–	75,461
Loss on settlement of debt	13,750	–	13,750
Amortization of debt financing costs	8,523	–	8,523

Changes in operating assets and liabilities:
Prepaid expenses	(13,498)	(26,000)	(19,998)
Accounts payable	46,012	12,128	99,166
Accrued liabilities	12,378	4,844	22,490
Net Cash Used in Operating Activities	(269,807)	(158,013)	(595,811)

Cash Flows From Investing Activities
Cash paid for purchase of clinic license	(257,695)	–	(257,695)
Net Cash Used in Investing Activities	(257,695)	–	(257,695)
Cash Flows From Financing Activities:
Proceeds from sale of common stock for cash	–	100,000	141,000
Proceeds from loans payable	–	10,172	91,189
Proceeds from convertible note payable	444,500	–	454,500
Due to related party	11,794	48,551	96,000
Contributions from non-controlling interest	97,515	–	97,515
Net Cash Provided by Financing Activities	553,809	158,723	880,204

Increase in Cash and Cash Equivalent	26,307	710	26,698

Cash – Beginning of Period	391	475	–

Cash – End of Period	$26,698	$1,185	$26,698

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Debt discount	$78,901	$–	$87,745
Cancellation of shares	–	–	573
Conversion of derivative liability	391,816	–	391,816
Settlement of debt – non-cash	10,000	–	10,000
Reclassification of related party debt to/fromaccounts payable	–	25,439	48,249
Shares issued for acquisition of assets	–	494,378	504,918
Shares issued upon conversion of convertible debt and accruedinterest	$306,933	$–	$306,933

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
	Common Stock		Additional	Deficit Accumulated During	Non–
			Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 Per share to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 Per share	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for business promotion services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Common Stock		Additional	Deficit Accumulated During	Non–
			Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting services	24,000,000	240	361,503	–	–	361,743

Issuance of common stock upon conversion of convertible debt	36,500,784	365	306,568	–	–	306,933

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	11,500,000	115	165,985	–	–	166,100

Issuance of common stock for administrator services	5,125,000	52	65,813	–	–	65,865

Issuance of common stock for business promotion services	5,088,260	51	82,449	–	–	82,500

Conversion feature on convertible debt	–	–	391,816	–	–	391,816

Stock-based compensation	–	–	54,913	–	–	54,913

Net loss for the period	–	–	–	(1,459,894)	(6,198)	(1,466,092)

Contribution from non-controlling interest	–	–	–	–	97,515	97,515

Balance – September 30, 2011 (Unaudited)	244,470,131	$2,445	$3,589,490	$(3,827,571)	$91,317	$(144,319)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at September 30, 2011, the Company has a working capital deficit of $153,796 and has accumulated losses of $3,827,571 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

2.	Related Party Transactions

a)
During the nine months ended September 30, 2011, the Company recognized $45,000 of management fees for the President of the Company. At September 30, 2011, the Company is indebted to the President of the Company for $65,000.The Company is also indebted to the President of the Company for $368 for expenses paid on behalf of the Company.  These amounts are unsecured, bear no interest and are due on demand.

b)
On February 1, 2011, the Company entered into an employment agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company granted 2,000,000 shares of common stock with a fair value of $28,000, based on the quoted market price of the stock on the date of grant.  This grant is for the first year of service. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the employment agreement was amended.  Pursuant to the amendment, the Company issued 8,000,000 restricted shares of common stock with a fair value of $113,600 to the COO.  SeeNotes4(c) and (x).

At September 30, 2011, the Company is indebted to the COO of the Company for $5,828 for expenses paid on behalf of the Company. This amount is unsecured, bears no interest and is due on demand.

c)
On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2021. 50,000 vest on August 1, 2011, 25,000 vest on January 1, 2012, and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.48%, an expected volatility of 250%, and a 0% dividend yield. The weighted fair value of stock options was $0.014 per share. During the nine months ended September 30, 2011, the Company recorded stock-based compensation of $1,108 as management fees.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $50,509 as a derivative liability, reduced the carrying value of the convertible loan to $nil, and recognized a loss of $509 on derivative liability upon the commencement of the conversion period on July 31, 2011. The initial fair value of the derivative liability at July 31, 2011 of $50,509 was determined using the Black Scholes option pricing model with a quoted market price of $0.0135, a conversion price of $0.008, expected volatility of 242%, no expected dividends, an expected term of 0.26 year and a risk-free interest rate of 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan.

On August 8, 2011, the Company issued 1,851,852 restricted shares of common stock upon the conversion of the principal amount of $15,000. Before the conversion of the note on August 8, 2011, the Company recorded accretion of $1,074. Upon the conversion of the note, the Company recognized unamortized discount of $14,678 as interest expense. The fair value of the derivative liability at August 8, 2011 was $56,624 and $16,987 was reclassified to additional paid-in capital upon the conversion of principal amount of $15,000. The fair value of the derivative liability at August 8, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.015, a conversion price of $0.0081, expected volatility of 242%, no expected dividends, an expected term of 0.24 years and a risk-free interest rate of 0.05%.

On August 22, 2011, the Company issued 2,142,857 restricted shares of common stock upon the conversion of the principal amount of $15,000. Before the conversion of the note on August 22, 2011, the Company recorded accretion of $1,510. Upon the conversion of the note, the Company recognized unamortized discount of $14,031 as interest expense. The fair value of the derivative liability at August 22, 2011 was $40,641 and $17,418 was reclassified to additional paid-in capital upon the conversion of principal amount of $15,000. The fair value of the derivative liability at August 22, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0135, a conversion price of $0.007, expected volatility of 242%, no expected dividends, an expected term of 0.20 years and a risk-free interest rate of 0.01%.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

On August 29, 2011, the Company issued 2,027,027 restricted shares of common stock upon the conversion of the principal amount of $15,000. Before the conversion of the note on August 29, 2011, the Company recorded accretion of $1,298. Upon the conversion of the note, the Company recognized unamortized discount of $13,057 as interest expense. The fair value of the derivative liability at August 29, 2011 was $19,339 and $14,504 was reclassified to additional paid-in capital upon the conversion of principal amount of $15,000. The fair value of the derivative liability at August 29, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0129, a conversion price of $0.0074, expected volatility of 235%, no expected dividends, an expected term of 0.18 years and a risk-free interest rate of 0.01%.

On September 1, 2011, the Company issued 1,000,000 restricted shares of common stock upon the conversion of the principal amount of $5,000 and accrued interest of $2,000. Before the conversion of the note on September 1, 2011, the Company recorded accretion of $279. Upon the conversion of the note, the Company recognized unamortized discount of $4,074 as interest expense. The fair value of the derivative liability at September 1, 2011 was $3,267 and $3,267 was reclassified to additional paid-in capital upon the conversion of principal amount of $5,000. The fair value of the derivative liability at September 1, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.01, a conversion price of $0.007, expected volatility of 209%, no expected dividends, an expected term of 0.17 years and a risk-free interest rate of 0.02%.

During the nine months ended September 30, 2011, the Company recognized a loss of $1,667on the change in fair value of the derivative liability.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $27,353 as a derivative liability, and reduced the carrying value of the convertible loan to $5,147 upon the commencement of the conversion period on September 7, 2011. The initial fair value of the derivative liability at September 7, 2011 of $27,353 was determined using the Black Scholes option pricing model with a quoted market price of $0.0092, a conversion price of $0.0062, expected volatility of 233%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.02%. The discount on the convertible loan is accreted over the term of the convertible loan.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

On September 22, 2011, the Company issued 2,500,000 restricted shares of common stock upon the conversion of the principal amount of $12,000. Before the conversion of the note on September 22, 2011, the Company recorded accretion of $2,654. Upon the conversion of the note, the Company recognized unamortized discount of $9,120 as interest expense. The fair value of the derivative liability at September 22, 2011 was $52,805 and $19,497 was reclassified to additional paid-in capital upon the conversion of principal amount of $12,000. The fair value of the derivative liability at September22, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.012, a conversion price of $0.0048, expected volatility of 199%, no expected dividends, an expected term of 0.23 years and a risk-free interest rate of 0.00%.

During the nine months ended September 30, 2011, the Company recognized a loss of $5,116 on the change in fair value of the derivative liability.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

On May 2, 2011, the Company issued 19,475,016 restricted shares of common stock upon the conversion of the principal amount of $167,500. Upon the conversion of the note, the Company recognized the unamortized discount of $167,500 as interest expense. The fair value of the derivative liability at May 2, 2011 was $229,143 and a loss of $61,643 was recognized on the change in fair value of the derivative liability. The fair value of the derivative liability at May 2, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0170, a conversion price of $0.0086, expected volatility of 195%, no expected dividends, an expected term of 0.59 years and a risk-free interest rate of 0.10%.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $10,949 as a derivative liability, reduced the carrying value of the convertible loan to $nil, and recognized a loss of $949 on derivative liability. The initial fair value of the derivative liability at June 17, 2011 of $10,949 was determined using the Black Scholes option pricing model with a quoted market price of $0.0220, a conversion price of $0.0147, expected volatility of 194%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. The discount on the convertible loan is accreted over the term of the convertible loan.

On July 15, 2011, the Company issued 1,048,288 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $64. Before the conversion of the note on July15, 2011, the Company recorded accretion of $686. Upon the conversion of the note, the Company recognized the unamortized discount of $9,314 as interest expense. The fair value of the derivative liability at July15, 2011 was $13,193 and $13,193 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.92 years and a risk-free interest rate of 0.15%.

During the nine months ended September 30, 2011, a loss of $2,245 was recognized on the change in fair value of the derivative liability.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $27,372 as derivative liability, reduced the carrying value of the convertible loan to $nil, and recognized a loss of $2,372 on derivative liability. The initial fair value of the derivative liability at June 17, 2011 of $27,372 was determined using the Black Scholes option pricing model with a quoted market price of $0.0220, a conversion price of $0.0147, expected volatility of 194%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. The discount on the convertible loan is accreted over the term of the convertible loan.

On July 15, 2011, the Company issued 2,620,719 restricted shares of common stock upon the conversion of the principal amount of $25,000 and accrued interest of $159. Before the conversion of the note on July15, 2011, the Company recorded accretion of $782. Upon the conversion of the note, the Company recognized the unamortized discount of $24,218 as interest expense. The fair value of the derivative liability at July15, 2011 was $33,049 and $33,049 was reclassified to additional paid-in capital upon the conversion of the principal amount of $25,000.  The fair value of the derivative liability at July15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.96 years and a risk-free interest rate of 0.15%.

During the nine months ended September 30, 2011, a loss of $5,678 was recognized on the change in fair value of the derivative liability.

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

On July 15, 2011, the Company issued 913,425 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $48. Before the conversion of the note on July15, 2011, the Company recorded accretion of $216. Upon the conversion of the note, the Company recognized the unamortized discount of $9,098 as interest expense. The fair value of the derivative liability at July15, 2011 was $13,220 and $13,220 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.92 years and a risk-free interest rate of 0.15%.

During the nine months ended September 30, 2011, a loss of $3,906 was recognized on the change in fair value of the derivative liability.

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

On July 15, 2011, the Company issued 913,126 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $44. Before the conversion of the note on July15, 2011, the Company recorded accretion of $254. Upon the conversion of the note, the Company recognized the unamortized discount of $8,562 as interest expense. The fair value of the derivative liability at July15, 2011 was $13,220 and $13,220 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.92 years and a risk-free interest rate of 0.15%.

During the nine months ended September 30, 2011, a loss of $3,403 was recognized on the change in fair value of the derivative liability.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

l)
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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $9,397 as a derivative liability and reduced the carrying value of the convertible loan to $603. The initial fair value of the derivative liability at July 1, 2011 of $9,397 was determined using the Black Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0153, expected volatility of 198%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.20%. The discount on the convertible loan is accreted over the term of the convertible loan.

On July 15, 2011, the Company issued 911,333 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $25.Upon the conversion of the note, the Company recognized the unamortized discount of $9,397 as interest expense. The fair value of the derivative liability at July15, 2011 was $11,294 and $11,294 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.011, expected volatility of 198%, no expected dividends, an expected term of 0.96 years and a risk-free interest rate of 0.15%.

During the nine months ended September 30, 2011, a loss of $1,897 was recognized on the change in fair value of the derivative liability.

m)
On July20, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on April23, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from July 20, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on January 16, 2012.

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

At any time during the period beginning on July 20, 2011 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest. At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

n)
On September 9, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $45,000. The Company received net proceeds from the issuance of the Note in the amount of $42,500 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on June 12, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from September9, 2011 at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on March 7, 2012.

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

At any time during the period beginning on September 7, 2011 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest. At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

o)
On September 24, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on September 23, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $9,387 as a derivative liability and reduced the carrying value of the convertible loan to $613. The initial fair value of the derivative liability at September24, 2011 of $9,387 was determined using the Black Scholes option pricing model with a quoted market price of $0.0105, a conversion price of $0.0081, expected volatility of 201%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan.

ASC 820 “Fair Value Measurements ” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Embedded conversion feature measured at fair value on a recurring basis as of September 30, 2011 are as follows:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Liabilities:
Embedded conversion feature	$-	$-	$64,256	$64,256

4.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of September 30, 2011 and December 31, 2010, there was no preferred stock issued and outstanding.

Common stock issued during the nine months ended September 30, 2011:

a)
On January 5, 2011, the Company filed an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan as described in Note 6 and to register 7,000,000 shares of common stock to be issued to various consultants pursuant to consulting agreements as described in Note 7.

b)	On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the convertible note as described in Note 3(a).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

c)	On February 1, 2011, the Company issued 2,000,000 shares of common stock to the Chief Operating Officer of the Company at a fair value of $28,000 for management services. See Note 2(b) and Note 7(d).

d)	On March 24, 2011, the Company issued 275,000 shares of common stock pursuant to the administrative services agreement as described in Note 7(b).

e)	On April 4, 2011, the Company issued 100,000 shares of common stock pursuant to the administrative services agreement as described in Note 7(c).

f)
On April 28, 2011, the Company issued 1,900,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 7(e).

g)	On May 2, 2011, the Company issued 19,475,016 restricted shares of common stock upon the conversion of the convertible notes as described in Note 6 and Note 3(e).

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

k)
On June 1, 2011, the Company issued 1,250,000 shares of common stock with a fair value of $23,750 for settlement of a promissory note. Since the fair value of the shares issued was more than the promissory note, the Company recognized a loss on the shares issued for the promissory note of $13,750.

l)
On June 2, 2011, the Company filed an S-8 Registration Statement to register 21,000,000 shares of common stock. On June 2, 2011, the Company issued 7,500,000 shares of common stock under the S-8 Registration Statement pursuant to a May 16, 2011 consulting agreement as described in Note 7(k).

m)	On June 8, 2011, the Company issued 502,513 restricted common shares pursuant to an investor relations services agreement as described in Note 7(h).

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

s)	On July 6, 2011, the Company issued 497,512 restricted shares of common stock pursuant to the investor relations services agreement as described in Note 7(h).

t)	On July 15, 2011, the Company issued 6,406,891 restricted shares of common stock upon the conversion of the convertible notes as described in Notes 3(h), (i), (j), (k), and (l).

u)	On July 26, 2011, the Company issued 500,000 restricted shares of common stock pursuant to the advisory board agreement as described in Note7(n).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

v)	On August 4, 2011, the Company amended the September 13, 2010 Lock-Up Agreement and remove the restriction on the 38,000,000 shares of common stock held by the President of the Company.

w)	On August 8, 2011, the Company issued 1,851,852 shares of common stock upon the partial conversion of the convertible note as described in Note 3(b).

x)
On August 8, 2011, the Company issued 8,000,000 restricted shares of common stock to the Chief Operating Officer of the Company at a fair value of $113,600 for management services.  See Note 2(b) and Note 7(d).

y)	On August 9, 2011, the Company issued 3,500,000 restricted shares of common stock pursuant to the investor relations service agreement as described in Note7(o).

z)	On August 15, 2011, the Company issued 275,000 shares of common stock shares to the administrative services agreement as described in Note 7(b).

aa)
On August 15, 2011, the Company issued 1,250,000 shares of common stock shares pursuant to the May 10, 2011 management advisory agreement under the June 2, 2011 S-8 Registration Statement as described in Note 7(j).

bb)	On August 22, 2011, the Company issued 2,142,857 shares of common stock upon the partial conversion of the convertible note as described in Note 3(b).

cc)	On August 29, 2011, the Company issued 2,027,027 shares of common stock upon the partial conversion of the convertible note as described in Note 3(b).

dd)	On September 1, 2011, the Company issued 1,000,000 restricted shares of common stock upon the conversion of the convertible note as described in Note 3(b).

ee)	On September 19, 2011, the Company issued 250,000 restricted shares of common stock pursuant to the advisory board agreement as described in Note7(r).

ff)	On September 19, 2011, the Company issued 1,000,000 shares of common stock pursuant to the medical director services agreement as described in Note7(s).

gg)
On September 19, 2011, the President of the Company transferred an aggregate of 35,000,000 shares of the 38,000,000 shares of common stock held by her to seven transferees, including 5,000,000 shares to Ocean Wise International Industrial Limited, a joint venture partner of the Company for the provision of pediatric healthcare in China.

hh)	On September 22, 2011, the Company issued 2,500,000 shares of common stock upon the partial conversion of the convertible note as described in Note 3(c).

ii)	On September 30, 2011, the Company issued 250,000 restricted shares of common stock pursuant to the consulting agreement as described in Note7(q).

5.	Stock Options

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

During the nine months ended September 30, 2011, the Company granted 350,000 stock options with an exercise price of $0.25 per share. Of the 350,000 stock options, 250,000 stock options are exercisable until December 30, 2020 and 100,000 stock options are exercisable until February 1, 2021. Of the 350,000 stock options, 100,000 stock options vest on June 28, 2011, 50,000 stock options vest on August 1, 2011, 75,000 stock options vest on December 28, 2011, 25,000 stock options vest on January 1, 2012, 75,000 stock options vest on June 28, 2012 and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 9.47 years, a risk-free rate of 2.37%, an expected volatility of 214%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0093 per share. During the nine months ended September 30, 2011, the Company recorded stock-based compensation of $3,688 as general and administrative expense and $1,108 as management fees.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

During the nine months ended September 30, 2011, the Company recorded stock-based compensation of $10,788 as general and administrative expense and $3,775 as management fees for the 1,350,000 stock options issued during the year ended December 31, 2010.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	#	$	#	$

Outstanding, December 31, 2010	1,350,000	0.25	10.00	–

Granted	350,000	0.25

Outstanding, September 30, 2011	1,700,000	0.25	9.26	–

Exercisable, September 30, 2011	608,330	0.25	9.26	–

A summary of the status of the Company’s non-vested stock options as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value
	#	$

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	(608,330)	0.022

Non-vested at September 30, 2011	1,091,670	0.009

At September 30, 2011, there was $4,035 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at September 30, 2011.

As at September 30, 2011, there were 500,000 warrants issued and outstanding with an exercise price of $0.15. The expiration date is January 15, 2012.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

6.	Joint Venture

On April 28, 2011, the Company entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which the Company and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut was then to establish a subsidiary in Dongguan, China. ReachOut subsidiary was established to provide high quality pediatric healthcare in Dongguan, China. In consideration for its interest in the Hong Kong company, the Company contributed $167,500 for its 65% ownership interest and Ocean Wise contributed $90,195 for its 35% interest. The Company agreed to provide medical/healthcare software technology, the training of the software and any technological requirements in order for ReachOut to operate the software. The Company has the right to appoint two of the three directors to the Board of ReachOut. Profits will be distributed in accordance with the shareholders' respective equity ownership only when accumulated losses are replenished. The $167,500 paid by the Company was lent to the Company by 6 persons living in Hong Kong and Ocean Wise. The notes, ranging in principal amounts from $10,000 to $35,000, are due on demand after December 4, 2011. Interest accrues on the outstanding principal loan amounts at the rate of 6% per annum. The holder has the right to convert all or any portion of their note to shares at a discount of 38.5% of the closing bid price of the Company's stock on the conversion notice is received by the Company. The notes were all converted by the holders thereof into an aggregate of 19,475,016 shares on May 2, 2011.

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

b)
On November 15, 2010, the Company entered into an administrative services agreement. Pursuant to the agreement, the Company agreed to issue 1,100,000 shares of common stock registered under an S-8 registration statement. The term of the agreement is one year. The 1,100,000 shares are payable as follows: 275,000 upon the execution of the agreement; 275,000 shares on February 15, 2011; 275,000 shares on May 15, 2011 and; 275,000 shares on August 15, 2011. On November 15, 2010, the Company issued 275,000 shares of common stock at a fair value of $4,538. On March 24, 2011, the Company issued 275,000 shares of common stock at a fair value of $5,500. On May 15, 2011, the Company issued 275,000 shares of common stock at a fair value of $4,070.  On August 15, 2011, the Company issued 275,000 shares of common stock at a fair value of $3,795.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

d)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000. The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000. The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the Company amended the Executive Officer Employment Agreement.  Pursuant to the amendment, the Company issued 8,000,000 shares of common stock at a fair value of $113,600.

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

f)
On April 1, 2011, the Company entered into a management services agreement with a consultant. In consideration for such services, the Company is required to make a payment of $50,000 prior to the opening of the Pediatric services as well as any out-of-pocket expenses. In the event that the Company is unable to make such payments, they are given the option to issue 3,500,000 shares for such services. On June 17, 2011, the Company issued 3,500,000 shares of common stock at a fair value of $52,500, registered under the June 2, 2011 S-8 Registration Statement.

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

h)
On April 15, 2011, the Company entered into an Agreement for Services with Virmmac, LLC (“Virmmac”) for a period of ninety days whereby Virmmac is to provide the Company with various investor relations services. Pursuant to the Agreement, the Company agreed to pay Virmmac a monthly cash payment of $2,500 and a total of $30,000 worth of restricted common shares of the Company to be paid in increments of $10,000 and to be based on the closing price of the Company’s common shares on the last trading day of the month. On May 12, 2011, the Company issued 588,235 restricted common shares at a fair value of $10,000. On June 8, 2011, the Company issued 502,513 restricted common shares at a fair value of $10,000. On July 6, 2011, the Company issued 497,512 restricted common shares at a fair value of $10,000.

i)
On May 10, 2011, and pursuant to an April 18, 2011 administrative services agreement, the Company issued 1,800,000 shares of common stock at a fair value of $24,300, registered under the January 5, 2011 S-8 Registration Statement.

j)
On May 10, 2011, the Company entered into a management advisory services agreement with a consultant for an initial period of one year. In consideration for such services, the Company is required to make payments of $25,000 per quarter as well as any out-of-pocket expenses. In the event that the Company is unable to make such payments, they are given the option to issue shares for such services totaling 7,500,000. On June 29, 2011, the Company issued 3,750,000 shares of common stock at a fair value of $63,750, registered under the June 2, 2011 S-8 Registration Statement.  On August 15, 2011, the Company issued 1,250,000 shares of common stock at a fair value of $17,250, registered under the June 2, 2011 S-8 Registration Statement.

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

n)
On July 20, 2011, the Company entered into an advisory board agreement with an advisor for a period of one year.  In consideration for such services, the Company will issue 500,000 shares of common stock.  On July 26, 2011, the Company issued 500,000 restricted shares of common stock at a fair value of $6,500.

o)
On August 2, 2011, the Company entered into an agreement for investor relation services in which the Company agreed to issue 3,500,000 shares of common stock at a fair value of $52,500 as follows: 1,000,000 on or before August 8, 2011; 625,000 on or before September 1, 2011; 625,000 on or before October 1, 2011; 625,000 on or before November 1, 2011 and 625,000 on or before December 1, 2011.

p)
On August 8, 2011, the Company entered into a business development and consulting Agreement with TSB Investments LLC (“TSB”) for a period of 6 months.  The Company paid a non-refundable retainer of $1,000.

q)
On September 1, 2011, the Company entered into a consulting agreement with its Chief Marketing Officer whereby the Company agreed to issue 250,000 restricted shares of common stock.  The term of the agreement is 1 year.  On September 30, 2011, the Company issued 250,000 restricted shares of common stock at a fair value of $2,500.

r)
On September 1, 2011, the Company entered into an advisory board agreement whereby the Company agreed to issue 250,000 restricted shares of common stock for the services rendered under this agreement.  The term of the agreement is 24 months.  On September 19, 2011, the Company issued 250,000 restricted shares of common stock at a fair value of $2,500.

s)
On September 1, 2011, the Company entered into a medical director services agreement for a period of 2 years.  Pursuant to the agreement, the Company agreed to issue 2,000,000 shares common stock as follows: 1,000,000 within 10 days of the execution of the agreement; and 1,000,000 on September 1, 2012.  On September 19, 2011, the Company issued 1,000,000 restricted shares of common stock at a fair value of $10,000.

t)
On September 17, 2011, the Company entered into an agreement with Media One Worldwide Inc. (“Media One”) for a one month period commencing September 17, 2011.  Pursuant to the agreement, Media One will provide promotional and broadcasting services, introduce the Company to institutional and other funds that may purchase the Company’s common shares.  The Company agreed to pay Media One $4,555 and to issue 2,350,000 shares of common stock.  In additional, the Company will pay a commission of 5% of gross proceeds from issuance of the Company’s common share.  The Company will also issue another 500,000 shares of common stock upon Media One reaching its goals.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

8.	Subsequent Events

a)	On October 3, 2011, the Company issued 1,666,667 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 3(o).

b)	On October 5, 2011, the Company issued 2,857,143 shares of common stock upon the partial conversion of the convertible note as described in Note 3(c).

c)	On October 18, 2011, the Company issued 3,062,500 shares of common stock upon the conversion of the convertible note as described in Note 3(c).

d)
On October 18, 2011, the Company issued a Convertible Promissory Note (the “Note”) in the principal amount of $50,000. The Note, which is due on October 23, 2012, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. On November 3, 2011, the Company issued 13,869,481 restricted shares of common stock upon the conversion of the convertible note plus all accrued interest.

e)
On October 15, 2011, ReachOut entered into an interior design contract with G-Design Consultant Inc. and Art Team Limited (“G-Design”).  Pursuant to the agreement, ReachOut agreed to pay a total sum not to exceed $31,002.  The amount is payable as follows: $6,200 to be paid when the preliminary design phase and presentation have been accomplished; $13,951 to be paid on completion and acceptance of the final design concept; $10,851 to be paid when all completed design or construction drawings have been approved by Chinese government officials and departments and is ready to be used for construction.

f)
On October 27, 2011, the Company entered into a promotional/awareness services contract with Oracle Consultants, LLC. (“Oracle”).  The agreement will begin on or about November 7, 2011 and will end on November 18, 2011.  Pursuant to the agreement, the Company agreed to pay $25,000 and issue 10,000,000 shares the Company’s common stock.  On October 28, 2011, the Company paid the $25,000 to Oracle.

g)	On October 28, 2011, the Company issued 3,225,806 shares of common stock upon the partial conversion of the convertible note as described in Note 3(d).

h)
On November 4, 2011, the Company issued a Convertible Promissory Note (the “Note”) in the principal amount of $10,000.  The Note, which is due on November 3, 2012, bears interest at the rate of 6% per annum.  All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

i)	On November 8, 2011, the Company issued 3,906,250 shares of common stock upon the partial conversion of the convertible note as described in Note 3(d).

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

We are a children’s healthcare service provider headquartered in Beijing, China. Through joint ventures or Chinese subsidiaries, we develop a network of children’s health facilities in the larger urban areas throughout China. Our healthcare services are geared towards the advancing economic middle-class families. Specializing in the care of children between the ages of 3-16, our role is to enhance the overall well-being of the family and community and to expand our pediatric services to include preventative health and wellness education.  Through our children’s health facilities, we will also distribute a diverse range of industry-leading pharmaceutical and nutraceutical product lines.  Our main mission is simple – to become a healthcare service provider leader in children’s health.  We have not yet generated or realized any revenues from our business activities.

Our anticipated revenue streams over the next three years are expected to come from services provided through our pediatric health centers and pharmaceutical and nutraceutical supply market. We plan to develop in each of our business segments new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we open and serve patients in our  children’s healthcare centers; and ii) we source, market and sell pharmaceutical and nutraceutical products to healthcare providers and the general public.  Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry.

We are currently operating on cash raised through loans and convertible promissory notes from friends and family and; will allow us to stay in business for at least the remainder of the fiscal year. Our success or failure will be determined by opening a number of pediatric health centers throughout China and running them successfully.

Liquidity and Capital Resources

Cash on hand as of September 30, 2011 is $26,698, an increase of $26,307 from December 31, 2010 year end.

On July 1, 2011, we entered into a Convertible Promissory Note agreement with a private investor for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on June 30, 2012. On July 15, 2011, we issued 911,333 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $25.

On July 20, 2011, we entered into our 5th Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of an 8% Convertible Promissory Note (“Asher Note 5”) in the principal amount of $32,500. The Note is due on April 23, 2012. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from July 20, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. We received net proceeds from the issuance of the Note in the amount of $22,500.

 On September 9, 2011, we entered into our 6th Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of an 8% Convertible Promissory Note (“Asher Note 6”) in the principal amount of $45,000. The Note is due on June 12, 2012. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from September 9, 2011 at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. We received net proceeds from the issuance of the Note in the amount of $42,500.

On September 24, 2011, we entered into a Convertible Promissory Note agreement with another private investor for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on September 23, 2012.

Subsequent to the quarter end, we received net proceeds of $60,035 as a result of entering into two convertible promissory note agreements with private investors.

Limited Capital

To date, we have used funds from the gross proceeds of $225,000 received from Asher pursuant to six (6) Securities Purchase Agreements for the sale of Convertible Promissory Notes to pay ongoing corporate costs such as accounting, legal, SEC, transfer agent and various administration costs.

The gross proceeds of $357,500 we received from accredited investors based in Hong Kong have been used to pay all subsidiaries’ incorporation costs, application and government license costs for procuring the opening of our children’s health centers in China, design and planning, project management and start-up construction costs on our first children’s health center in Dongguan, China.

Our limited cash will also be used to pay for our minimal office and administrative expenses in Beijing and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term. We are currently sourcing additional financings on favorable terms.

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

Results of Operations

As of September 30, 2011, our total assets were $302,966; an increase of $286,075 from December 31, 2010; our total liabilities were $447,285; an increase of $201,032 from December 31, 2010.  From February 27, 2007 (inception date) to September 30, 2011 we incurred a net loss of $3,827,571 and had a working capital deficiency of $153,796.

  We have no revenues in the periods ended September 30, 2011 and 2010. In the nine month periods ended September 30, 2011 and 2010, we incurred operating expenses of $1,051,411 and $1,896,944, respectively. We incurred a net loss of $1,459,894 for the quarter ended September 30, 2011, compared to a net loss of $1,897,106 for the quarter ended September 30, 2010. The losses are mainly due to an increase in other expenses such as interest expense of $323,152 ($323,152 in 2011 and $0 in 2010); loss on derivatives ($78,210 in 2011 and $0 in 2010); and loss on settlement of debt of $13,750 ($13,750 in 2011 and $0 in 2010). These losses are mainly offset by decreases in depreciation and amortization of $327,444 ($18,402 in 2011 and $345,846 in 2010) and in management fees of $575,217 ($305,783 in 2011 and $881,000 in 2010).

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric health centers throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric health centers until mid fiscal year 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2011, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED].

ITEM 5.  OTHER EVENTS.

On August 4, 2011, the Company approved the termination of a lock-up agreement which restricted the transfer until September 13, 2012 of all of the shares of common stock, par value $0.00001 per share, of the Company held by Ning C. Wu, its President and Chief Executive Officer.

On September19, 2011, Ning C. Wu transferred an aggregate of 35,000,000 shares of the 38,000,000 shares of common stock held by her to seven transferees, including 5,000,000 shares to Ocean Wise International Industrial Limited, a joint venture partner of the Company for the provision of pediatric healthcare in China.

Subsequent to the quarter ended September 30, 2011 and on October 3, 2011, the Company issued 1,666,667 restricted shares of common stock upon the conversion of the September 24, 2011, 6% convertible note in the principal amount of $10,000.

Subsequent to the quarter ended September 30, 2011 and on October 5, 2011, the Company issued 2,857,143 shares of common stock upon the partial conversion of the 8% Asher Note in the principal sum $32,500. The Company then issued 3,062,500 shares of common stock on October 18, 2011 upon further conversion and full payment of the note and all accrued interest therein.

Subsequent to the quarter ended September 30, 2011 and on October 18, 2011, the Company issued a Convertible Promissory Note (the “Note”) in the principal amount of $50,000. The Note, which is due on October 23, 2012, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. On November 3, 2011, the Company issued 13,869,481 restricted shares of common stock upon the conversion of the note and all accrued interest.

Subsequent to the quarter ended September 30, 2011 and on October 15, 2011, ReachOut entered into an interior design contract with G-Design Consultant Inc. and Art Team Limited (“G-Design”).  Pursuant to the agreement, ReachOut agreed to pay a total sum not to exceed $31,002.  The amount is payable as follows: $6,200 to be paid when the preliminary design phase and presentation have been accomplished; $13,951 to be paid on completion and acceptance of the final design concept; $10,851 to be paid when all completed design or construction drawings have been approved by Chinese government officials and departments and is ready to be used for construction.

Subsequent to the quarter ended September 30, 2011 and on October 27, 2011, the Company entered into a promotional/awareness services contract with Oracle Consultants, LLC. (“Oracle”).  Pursuant to the agreement, the Company agreed to pay $25,000 and issue 10,000,000 shares of the Company’s common stock.  On October 28, 2011, the Company paid the $25,000 to Oracle.

Subsequent to the quarter ended September 30, 2011 and on October 28, 2011, the Company issued 3,225,806 shares of common stock upon the partial conversion of the 8% Asher convertible note issued on April 12, 2011 in the principal amount of $32,500.  On November 8, 2011, the Company further issued 3,906,250 shares of common stock upon the partial conversion of the note.

Subsequent to the quarter ended September 30, 2011 and on November 4, 2011, the Company issued a Convertible Promissory Note (the “Note”) in the principal amount of $10,000.  The Note, which is due on November 3, 2012, bears interest at the rate of 6% per annum.  All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medical Care Technologies Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CARE TECHNOLOGIES INC.
Dated: November 17, 2011	BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer, and a member of the Board of Directors.

Dated: November 17, 2011	BY:	/s/ Hui Liu
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medical Care Technologies Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.