Form 10-K
period 2011-12-31
Medical Care Technologies Inc.
filed 2012-04-16
CIK 1404593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53665

MEDICAL CARE TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-4227137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,260,380.

The registrant had 549,686,217 shares of common stock outstanding as of April 13, 2012.

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

On April 28, 2011, the Company entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which the Company and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited (“ReachOut”) of which we own 65%.  ReachOut is to establish Chinese subsidiaries in various cities in China for the purpose of operating children’s healthcare centers in these areas. In June 2011, ReachOut established a subsidiary in Dongguan, China to provide high quality pediatric healthcare services in this city.

Since the Asset Agreement, our business now is that of a children’s healthcare service provider. We are headquartered in Beijing, China and are engaged principally in opening and operating children’s integrated health and wellness centers and selling and distributing pharmaceutical and nutraceutical products. We are a development stage company and have not yet generated or realized any revenues from our business activities.

Subsequent to the year ended December 31, 2011 and on February 6, 2012, we filed a proxy statement to hold a Special Meeting of Shareholders (the “Special Meeting”) on February 29, 2012 for the following purposes:

i) To authorize the amendment of our Articles of Incorporation for the purpose of increasing the authorized capital of the Company from 500,000,000 shares of common stock, $0.00001 par value per share to 8,000,000,000 shares of common stock, $0.00001 par value per share; and

ii) To grant discretionary authority to our Board of Directors to implement a reverse stock split of our common stock, on the basis of up to five hundred pre-consolidation shares for each one post-consolidation share (the “Reverse Stock Split”), to occur at some time within twelve months of the date of the Special Meeting with the exact time of the stock split to be determined by the Board of Directors.

On February 29, 2012, we announced the Special Meeting adjourned until March 29, 2012 due to lack of quorum. On March 29, 2012, the Special Meeting took place whereby shareholders casted their votes in favor of increasing our authorized share capital to 8,000,000,000 and implementing a reverse stock split within twelve months of the Special Meeting date.  On March 30, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (“Certificate”) with the Secretary of State of the State of Nevada to increase the number of shares of authorized capital from 500,000,000 shares of common stock, $0.00001 par value per share, to 8,000,000,000 shares of common stock, $0.00001 par value per share.

Background and Overview

On November 25, 2008, as Aventerra Explorations Inc., we entered into a preliminary agreement to acquire two patents from AM Oil Resources & Technology Inc., a California corporation (“AM Oil”). In consideration for the acquisition of the patents, we issued 30,000,000 restricted shares of our common stock. Subsequent to this agreement, we changed our name to AM Oil Resources & Technology Inc.

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

On October 6, 2009, we entered into a non-binding Letter of Intent (“LOI”) to acquire 100% of medical care technologies and software held by Great Union, by way of a reverse merger. In accordance with the LOI, Great Union must complete a foreign ownership structure in which the medical care technologies and software will be held by a company incorporated in the State of Nevada (the “Nevada Company”). We must exchange 38,400,000 shares of common stock for all of the outstanding common shares of the Nevada Company. In addition, we must cancel 57,300,000 shares of common stock held by the former President of the Company.

On September 28, 2009, we incorporated a wholly owned subsidiary, Medical Care Technologies Inc. in Nevada for the purpose of effecting a name change and on October 13, 2009, we merged with the subsidiary and assumed our current business name. On November 20, 2009, and in conjunction with the name change, a new trading symbol “MDCE” was granted to us.

On January 9, 2010, the Company entered into an Asset Acquisition Agreement (“Asset Agreement”) with Great Union to acquire Great Union’s various technologies associated with the development and maintenance of secure information systems which increase access to medical resources and services. In consideration, the Company agreed to issue 57,300,000 shares of its common stock to Great Union. On February 1, 2010, the Company cancelled 57,300,000 units of common stock held by the former President of the Company and issued these shares to Great Union.

On April 28, 2011, the Company entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which the Company and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited (“ReachOut”) of which we own 65%.  ReachOut is to establish Chinese subsidiaries in various cities in China for the purpose of operating children’s healthcare centers in these areas. In June 2011, ReachOut established a subsidiary in Dongguan, China to provide high quality pediatric healthcare services in this city.

Upon the review and recommendation of our Chief Technology Officer, the medical care technologies acquired in the Asset Agreement with Great Union, were found to be outdated, inefficient and unmarketable and as such, we will be further reviewing these products and re-evaluating the possibility of updating these technologies for the healthcare industry in China.

Our mission now is to open and operate private children’s health centers throughout China. Through joint ventures or Chinese subsidiaries, we plan to develop a network of children’s health facilities in the larger urban areas throughout China. Our planned services are geared towards the advancing economic middle-class Chinese families. Our focus will be to specialize in the care of children between the ages of 3 to 16, and our role is to enhance the overall well-being of the family and community and to expand our pediatric services to include preventative health and wellness education. Concurrent with, and in addition to our children’s health facilities, we also plan to distribute a diverse range of pharmaceutical and nutraceutical product lines. Our main mission is to become a healthcare service provider leader in children’s health and wellness throughout China

Our current operations consist of three business segments: Pediatric Health and Wellness Centers, Pharmaceutical and Nutraceutical Products and Merchandising, Education and Public Awareness Programs for Children.

Pediatric Health and Wellness Centers

The Company plans to seize the opportunities available for businesses that provide medical type services in China by opening and operating private pediatric health centers and mainly locating them in economically developing and/ developed cities. We have entered into various discussions with Chinese health officials in various provinces in China to initiate our pediatric health care objectives. Our targeted locations are: Shenzheng, Shanghai, Beijing, Kunshan, Zuhai, and Hailongjiang.

On August 1, 2011, we received approval for our final licenses from the City of Dongguan, Guangdong Province Department of Urban Planning and Department of Health to open and operate our first flagship children’s health and wellness center.  Our first children’s health center will be named Teddyberry™ and Company, and will be a 4,000+ square foot facility in Dongguan, located within a metropolitan area of 10 million people with an estimated 1 million children and the two neighboring municipalities of Guangzhou and Shenzhen, home to over 25 million residents.

We believe that our flagship facility will be a new private healthcare model in China based on the concept of primary spa-like facilities in each geographic area.  We plan to offer a full range of inpatient services to Chinese communities and expatriates' families.  We believe that we are the first to introduce such a model to the country which we believe places us strategically at the forefront of a highly attractive private healthcare services market.

With our licensing approvals now granted in Dongguan, we began to execute the blueprint set out in our strategic business plan. In August, 2011, a design team and project manager was selected for the high visibility location in Dongguan.

Currently, we hope to add subsequent locations in economically developing and developed Tier-1 major cities such as Beijing and Shanghai and, Tier-2 cities such as Guangzhou and Tianjin. In China, we believe that opportunities abound in Tier-2 cities because production is cheaper, real estate has more potential for appreciation in these areas, and overall economic growth rates are climbing more steeply than in the Tier-1 cities.

We believe that the Chinese government recognizes that these Tier-2 cities are quickly becoming the economic rungs on the ladder of China's growth and continues to promote development of Tier-2 cities through investment, targeted tax incentives and the establishment of economic and technological development zones. According to figures from the US Commercial Service, 15 of China's Tier-2 cities account for 8 percent of the population but 54 percent of the total imports from the US.

The global marketing research firm AC Nielsen defined the tiers as follows:

1st tier: Key cities - Shanghai, Beijing, Guangzhou and Chengdu

2nd tier: Secondary provincial capitals (consisting of 23 cities)

3rd tier: Prefecture or county level city capitals

Our facilities will be targeted at the growing affluent Chinese populations in these major urban centers.

Thus, in addition to Dongguan, we are currently in discussions with the authorities to expand into Shenzheng, Shanghai, Beijing, Kunshan, Zuhai, and Hailongjiang.

We currently hope to sign Memorandum of Understandings with various Chinese provinces after the first quarter of 2012.

Pharmaceutical and Nutraceutical Products

We plan to carry only State Food and Drug Administration (“SFDA”) approved products. It is our strategy to source and sell high-quality pharmaceutical and nutraceutical products and a wide variety of other merchandise, including over-the-counter medicines, herbal products, personal care products, family care products in our planned pediatric health and wellness centers, through our website, retail pharmacies and through established sales and distribution channels in China. We also plan to offer private label products, which we believe will distinguish us from our key competitors such as Baby’s Own, Enfamil, IntraKID and Source Naturals.  Further, our target customers in this segment are retail pharmacies, pharmaceutical companies, hospitals, physicians’ office practices, consumers; and industrial and food microbiology laboratories.

Our Target Market

The primary target for our healthcare services as well as our pharmaceutical and nutraceutical products are:

a)	Advancing economic middle class Chinese families and;
b)	Children between the ages of 3 and 16 and;
c)	Progressive areas throughout China.

Marketing and Promotion

Our marketing and promotion strategy is to build brand recognition to our children’s health and wellness centers and the products we plan to sell, increase patient/customer awareness and, therefore, patient/customer purchases to our products, attract new patients/customers, build strong patient/customer loyalty, maximize repeat customer visits and develop incremental revenue opportunities.

We plan to implement a marketing department to design our nationwide marketing efforts as well as to design regional promotions based on local demographics and market conditions. We also plan to launch single center promotional campaigns and community activities in connection with the openings of new health and wellness centers. In addition, we plan to offer special discounts and gift promotions for selected products periodically in conjunction with our suppliers’ marketing programs.

We plan to design many of our promotion programs to encourage suppliers to invest resources to market their brands within our health and wellness centers. We plan to charge suppliers promotional fees in exchange for granting them the right to promote and display their products in our health and wellness centers during promotional periods. We believe that these types of promotions will improve patients’/customers’ shopping experience because suppliers provide purchasing incentives and information to help patients/customers to make informed purchase decisions.

We also plan to run advertisements periodically in selected regional and national newspapers to promote our private label brand and the products carried in our health and wellness centers. In selected regions, we plan to promote our private label brand and products using billboards and on the passenger compartments of subway trains. In all cases, we expect the advertising expenses to be borne by the manufacturers/suppliers of the products being advertised. We will aim to design our advertisements to promote our private label brand, our corporate image and the prices of products available for sale in our health and wellness centers. Such advertising is currently subject to the series of measures regulating the advertising of pharmaceutical products recently adopted by the Chinese government.

Distribution of Products

We plan to market our pharmaceutical and nutraceutical products in the children’s health and wellness centers through independent distribution channels and directly to end-users by independent sales representatives.

We plan to lease warehouses that will operate as regional distribution centers for the purpose of serving our children’s health and wellness centers. We plan to have suppliers deliver products to our regional distribution centers, which in turn serve our children’s health and wellness centers in the region.

We expect the operations of our regional distribution centers, including inventory management and deliveries, to be integrated and coordinated by our integrated management information system. We believe that this will provide us with up-to-date product availability information so as to optimize our inventory management.

Our Strategies

We currently intend to implement the following strategies for 2012:

Open Children’s Medical Health and wellness centers in Large and Fast-Growing Metropolitan Markets

Desirable geographic market is essential to competing effectively as well as maintaining and generating profitability. In 2012, subject to adequate financing, we plan to open two to three health and wellness centers mainly in metropolitan centers with a focus on growing middle and upper-middle class demographics. We are planning entries into cities in both southern and northern China. We believe that there is potential for growth in these cities as we believe there are many under-penetrated and untapped local neighborhoods available for us to establish health and wellness centers..

We plan to create facilities with ambiance catering to children and youth. Such facilities are considered to be unique features in the current China market.  We plan to offer a full range of inpatient services to Chinese communities and expatriates' families in our concept of primary spa-like facilities.

Additionally, we plan to include an in-house health and wellness shop in each planned children’s health center. With a “one-stop” shopping approach, our mission is to become the preferred medical health and wellness center in residential communities.

Capture Patient/ Customer Trust and Loyalty with Effective Marketing and Promotional Programs

A strong brand name is critical to winning customers’ trust in us, in products which we may develop, as well as building customer loyalty and increasing customer visits to children’s health and wellness centers. As a result, we intend to promote both our brand name and any private label products we may develop. Specifically, we hope to deploy the following marketing and promotional initiatives:

•
offer services that are carefully tailored to meet our patients’/customers’ healthcare needs, including integrated health programs focused on pediatric care, health and wellness counselling, weight management, skin care and treatment, obesity, diabetes and sports injury, among others

•	organize community-based activities and targeted promotion programs to gain patient/customer loyalty

•	form alliances with a number of promotional partners and develop promotional campaigns with these partners in order to increase awareness of our brand name and private label products; and

•	advertise our brand, services and products in television and selected newspapers/magazines that service our targeted cities

Offer Health and Wellness Products

We plan to concentrate on the promotion of western health and wellness product lines to develop and strengthen our brand identity in China and to achieve targeted profitability. In particular, we plan to:

•	sell an assortment of superior quality, high margin nutritional supplements and herbal products

•	develop and invest in multiple private label products targeted at various product categories, geographic regions and patient/customer groups

•	offer a selection of high, medium and low price private label products within each product category in order to appeal to a broad range of customers

•	all products will be U.S. Food and Drug Administration (“FDA”) and State Food and Drug Administration (“SFDA”) approved.

Develop Reliable Distribution Channels for our Products

We believe that recent regulatory changes implemented by the Chinese government could be an indication that new opportunities have opened up which will allow us to market western health and wellness products.   For example, in 2001, China joined the World Trade Organization and, we believe, this action officially paved the way for foreign companies to pursue hospital and clinic joint ventures. In 2007, then Minister of Health Gao Qiang, gave the green light to foreign hospital and medical clinic owners to have a majority share in joint ventures, up to a maximum of 70%.  Additionally, health care reform plans were announced in early 2009 whereby 850 billion Yuan (US$124 billion) was committed by the Chinese government to develop China’s health care system.

We envision that each pediatric health and wellness center will be complemented with a health and wellness shop, dedicated to preventive medicine which we hope will provide a framework for horizontal integration of healthcare.

All goods and services are planned to be well-researched and substantiated by certified market researchers. By utilizing existing networks already firmly established, we currently estimate the development time from the sourcing of an appropriate product to carry in our health and wellness centers to shelving these products to take two to three months.

Implement Management Information Systems in our Health and Wellness Centers

We plan to utilize an information management system in order to implement a secured integrated data network for our health records in order to provide our medical staff access to the patients’ medical data at any of the  locations we may establish. The patients’ up-to-date medical records shall be readily available should they choose to go to any of our health and wellness centers throughout China. The overall process creates a sense of trust that all of our medical staff are well aware of their children’s health history if they are travelling to another city that has our children’s health and wellness centers.

We believe that the Electronic Medical Record (“EMR”) systems we plan on implementing, will streamline delivery, facilitate data mining and fully integrate procurement, inventory management, pricing, and distribution. The system will provide the delivery of data aggregation capabilities and enhanced category management, enabling us to fine-tune processes such as product selection, optimal product/pricing mix, shelf space allocation and automate health store replenishment requests. We believe that these features will yield significant benefits in the form of economies of scale, lower costs and reduced expenditures for our healthcare operations.  The EMR system we are currently considering includes Purkinje RMR, Allscript, and Acrendo Medical software.

Selectively Pursue Complementary Acquisitions

We plan to strategically acquire independently operated health and wellness centers that will serve to establish a presence in new markets. Growth is to be achieved through acquisition in large cities such as Beijing and Shanghai. Each acquisition opportunity will be screened by focusing on already existing health and wellness centers in prime, well-developed facilities and patient/customer bases which are commercially attractive.

Competition

Private Health Care: One of the first joint venture hospitals was opened in 1997 in Beijing by Chindex International – a US health care company that has since been establishing the United Family Hospitals and Clinics (“UFH”) network in China. UFH has opened two full-service 50 bed hospitals, the first in Beijing and the second in Shanghai, and five outpatient clinics in Beijing (2), Shanghai, Guangzhou, and Tianjin. A new 125-bed hospital in Guangzhou is expected to open in 2012. These facilities are targeted at the growing affluent Chinese populations in major urban centers.

Strong and well established competitors such as UFH as well as Parkway and International SOS have carved the vast majority of the market up between them for non-Chinese speaking patients and for wealthy Chinese who distrust the domestic health care system. Buoyed by their revenues, the big players are busy expanding. UFH, (part of Nasdaq-listed Chindex), cut the ribbon on a new oncology centre in Beijing in June 2010.  Parkway is also moving into the interior of China, attracted by the possibility of rich Chinese clients. It has eight facilities, including one in Chengdu, and a new site at Shanghai's Jin Mao tower.

The difficulty that we expect to have is we are immediately competing with state-backed financing of some private clinics that have been set up within many of the state-funded public hospitals, which are now offering "VIP" and international services. In general, starting costs are high, licensing arrangements are complex and the investment criteria for foreign investors are strict. This is likely a reason why there are not more international players in the Chinese health care market.

Regulation

Our proposed pediatric healthcare centers and proposed products are subject to regulation by Chinese state agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our business, technology and medical products. These regulatory controls can affect the time and cost associated with the development, introduction and continued availability of our services and selling of new products. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

While our strategy to open and operate pediatric healthcare centers and promote various revenue streams is driven by charging potential clients a yearly membership fee plus cost for health care services, sourcing and selling large quantities of products and, branding our private label, we plan to seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. We cannot guarantee that any strategic acquisitions, investments or alliances will be successful. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business.

Employees

At present, we have no full-time employees. Our officers and directors are part-time employees/consultants and with the exception of our Chief Executive Officer and Chief Operating Officer, each devotes about 25% of his time or 10 hours per week to our operations.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including the following: (i) limited capital resources, (ii) ability to develop brand name, (iii) possible delays in obtaining products we propose to sell, (iv) existing and new competition in the Chinese healthcare industry, (v) implementation of strict government regulations in the Chinese healthcare industry, (vi) possible cost overruns due to price and cost increases in healthcare services, vii) higher construction costs and, viii) inability to attract sufficient healthcare memberships in a geographical location.

To become profitable and competitive, we must be able to sell a sufficient number of healthcare memberships for each health and wellness center, open and operate successfully a number of pediatric health and wellness centers and market and sell large volumes of our products to generate revenues and profits. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our future growth is dependent upon selling products, and we cannot guarantee that such products will be available. An element of our strategy is to promote a revenue stream by focusing on pharmaceutical and nutraceutical products that deliver greater benefits to patients, healthcare workers and researchers. The sourcing of these products requires significant time and research. The results of our product sourcing efforts may be affected by a number of factors, including our ability to source and subsequently obtain new products from suppliers, or gain and maintain market approval of these products. There can be no assurance that any products now or that we may seek to sell in our children’s health and wellness centers in the future will achieve the revenues we hope for or gain market acceptance.

We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful. While our strategy to open and operate pediatric health and wellness centers and promote various revenue streams is driven by sourcing and selling large quantities of products and, branding our private label, we seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. We cannot guarantee that any future transaction will be successful.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in Beijing, People’s Republic of China. We currently lease, on a month-to-month basis, approximately 600 square feet of office space in a commercial building at 1,000 Chinese Yuan Renminbi (“RMB”) per month.

Through our Hong Kong subsidiary, ReachOut, we lease two units totaling 374.05 square meters of commercial space in the Zhong Xin Commercial Plaza building, also known as Citic Commercial Plaza, in Dongguan’s Dongcheng district  under a six year operating lease. The first unit is 227.87 square meters and is leased for 25,060 RMB or approximately $4,000 US per month for the first two years of the lease contract. The second unit is 146.18 square meters and is leased for 10,000 RMB or approximately $1,600 US per month for the first two years of the lease contract.

The table below provides for the rental increases in Years 3 through 6 of the lease contracts:

	Unit 1	Unit 2
Year 3	26,200 RMB	11,000 RMB
Year 4	27,400 RMB	11,000 RMB
Year 5	28,600 RMB	11,000 RMB
Year 6	29,900 RMB	11,500 RMB

We plan to generally seek to rent the building in which our planned health and wellness centers will operate, although in some regions in China, we will lease the space. Additionally, we plan to open sales offices and distribution facilities for storage of our products but these facilities may be used for multiple purposes, such as additional regional administrative offices. We seek to open health and wellness centers in the most developed cities in China. We plan to carefully select our health and wellness center sites to maximize consumer traffic, health and wellness center visibility and convenience for our patients/customers. We plan to substantially locate our health and wellness centers in well-established urban residential communities and prime retail locations in Chinese cities where living standards and consumer purchasing power are relatively high.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or concerning any of our properties. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “MDCE.OB”.

The following table shows the high and low bid quotations for our common shares on the OTC Bulletin Board for periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year 2011	High Bid	Low Bid
Fourth Quarter	$0.0105	$0.002
Third Quarter	$0.026	$0.007
Second Quarter	$0.037	$0.011
First Quarter	$0.06	$0.01

Fiscal Year 2010	High Bid	Low Bid
Fourth Quarter	$0.0259	$0.01
Third Quarter	$0.032	$0.019
Second Quarter	$0.095	$0.021
First Quarter	$0.395	$0.07

On April 13, 2012 the closing bid price of our common stock on the OTC Bulletin Board quotation system was $0.001 per share.

Holders

On April 13, 2012, we had 52 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, securities issued and securities available for future issuance under our 2010 Stock Option Plan are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,700,000	$	1,700,000
Equity compensation plans not approved by security holders		$
Total	1,700,000	$	1,700,000

Stock Option Plans

On December 30, 2010, we adopted a 2010 Stock Option Plan (the “Plan”) to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. 10,000,000 shares of common stock were reserved for issuance under the Plan. Upon exercise of the option in accordance with the terms of the Plan and the Option Agreement, the grantee shall receive such shares of stock of the Company set forth in the Notice of Option Grant delivered to the grantee. A grantee to whom shares have been issued upon proper exercise of an option granted hereunder shall be entitled all rights of a shareholder, including, without limitation, dividends, voting and liquidation rights. Each option shall expire five years from the date of grant. The Plan will terminate on August 31, 2020.

We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans.

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

Subsequent to year ended December 31, 2011, we completed the following sales of unregistered securities:

On April 5, 2012, we issued 33,333,333 restricted shares of common stock for structuring and due diligence fee pursuant to a funding term sheet dated March 31, 2012.

On April 9, 2012, we issued 3,300,000 restricted shares of common stock pursuant to a finder’s fee agreement dated November 29, 2011.

From January 1, 2011 to December 31, 2011, we completed the following sales of unregistered securities:

On January 11, 2011, we issued 1,097,141 restricted shares of common stock upon the conversion of a November 15, 2010 convertible promissory note.

On April 4, 2011, we issued 100,000 shares of common stock pursuant to a consulting services agreement dated December 6, 2010.

On May 12, 2011, we issued 588,235 restricted common shares pursuant to an investor relations services agreement dated April 15, 2011.

On June 1, 2011, we issued 1,250,000 shares of common stock with a fair value of $23,750 for settlement of a promissory note dated November 16, 2010.

On June 8, 2011, we issued 502,513 restricted common shares pursuant to an investor relations services agreement dated April 15, 2011.

On June 9, 2011, we issued 5,000,000 shares of restricted common stock to a consultant pursuant to a May 16, 2011 consulting agreement that are subject to a one year hold period.

On June 16, 2011, we issued 500,000 shares of restricted common stock to two consultants pursuant to consulting agreements dated May 16, 2011.

On July 6, 2011, we issued 497,512 restricted shares of common stock pursuant to an investor relations services agreement dated April 15, 2011.

On July 15, 2011, we issued an aggregate of 6,406,891 restricted shares of common stock to five (5) noteholders upon the conversion of convertible notes.

On July 26, 2011, we issued 500,000 restricted shares of common stock pursuant to an advisory board agreement dated July 20, 2011.

On August 9, 2011, we issued 1,000,000 restricted shares of common stock pursuant to a promotions and marketing agreement dated August 2, 2011.

On September 2, 2011, we issued 625,000 restricted shares of common stock pursuant to a promotions and marketing agreement dated August 2, 2011.

On September 19, 2011, we issued 250,000 restricted shares of common stock pursuant to an advisory board agreement dated September 1, 2011.

On September 19, 2011, we issued 1,000,000 restricted shares of common stock pursuant to the medical director services agreement dated September 1, 2011.

On September 30, 2011, we issued 625,000 restricted shares of common stock pursuant to a promotions and marketing agreement dated August 2, 2011.

On October 3, 2011, we issued 1,666,667 restricted shares of common stock upon the conversion of a September 24, 2011 6% convertible note.

On October 31, 2011, we issued 625,000 restricted shares of common stock pursuant to a promotions and marketing agreement dated August 2, 2011.

On November 1, 2011, we issued 13,869,481 restricted shares of common stock upon the conversion of the October 18, 2011 8% convertible note.

On November 21, 2011, we issued 3,798,611 restricted shares of common stock upon the conversion of the November 4, 2011 6% convertible note.

On November 28, 2011, we issued 1,000,000 restricted shares of common stock pursuant to the advisory board agreement dated November 26, 2011.

On November 28, 2011, we issued 625,000 restricted shares of common stock pursuant to a promotions and marketing agreement dated August 2, 2011.

From January 1, 2010 to December 31, 2010, we completed the following sales of unregistered securities:

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

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are a children’s healthcare service provider headquartered in Beijing, China and engaged principally in opening and operating children’s integrated healthcare wellness centers and selling and distributing pharmaceutical and nutraceutical products. We have not yet generated or realized any revenues from our business activities.

Private Pediatric Health and Wellness Centers

Our aim is to advance health care in China.  We plan to seize the opportunities available for businesses that provide medical type services in China by opening and operating private pediatric health centers and mainly locating them in economically developing and/ developed provinces and urban areas. We continue to progress discussions with Chinese health officials to initiate our pediatric health care objectives.

On April 28, 2011, we signed a Joint Venture Master Agreement with Ocean Wise International Industrial Limited (“OWII”), a private Hong Kong investment holding company, to partner in China’s rapidly expanding pediatric healthcare segment. The 65-35 joint venture partnership has established ReachOut Holdings Limited (“RHL”), incorporated in Hong Kong, in order to open and operate pediatric health centers throughout China. Under the ten- year JV Master Agreement, we will own a 65% controlling interest in RHL, contributing medical software technology, technical expertise, research and development and financial resources. In turn, OWII, with its 35% interest, will provide the funding necessary to establish operations, and an executive management team to negotiate lease operating agreements, license approval applications with appropriate Chinese government agencies and,the operation and management of pediatric health and wellness centers.

On August 1, 2011, we received approval for our final licenses from the City of Dongguan, Guangdong Province Department of Urban Planning and Department of Health to open and operate our first flagship children’s health and wellness center.  Our first children’s health center will be named Teddyberry™ and Company, and will be a 4,000+ square foot facility in Dongguan, located within a metropolitan area of 10 million people with an estimated 1 million children. Our flagship facility is a new private healthcare model in China based on the concept of primary spa-like facilities in each geographic area.  We currently anticipate that it will offer a full range of inpatient services to Chinese communities and expatriates' families.  We believe that we are the first to introduce such a model to the country which we believe places us strategically at the forefront of a highly attractive private healthcare services market.

With our licensing approvals now granted in Dongguan, we began to execute the blueprint set out in our strategic business plan. In August, 2011, a design team and project manager was selected for the high visibility location in Dongguan.

Currently, we hope to add subsequent locations in economically developing and developed Tier-1 major cities such as Beijing and Shanghai and, Tier-2 cities such as Guangzhou and Tianjin. In China, we believe that opportunities abound in Tier-2 cities because production is cheaper, real estate has more potential for appreciation in these areas, and overall economic growth rates are climbing more steeply than in the Tier-1 cities.

We believe that the Chinese government recognizes that these Tier-2 cities are quickly becoming the economic rungs on the ladder of China's growth and continues to promote development of Tier-2 cities through investment, targeted tax incentives and the establishment of economic and technological development zones. According to figures from the US Commercial Service, 15 of China's Tier-2 cities account for 8 percent of the population but 54 percent of the total imports from the US.

Thus, in addition to Dongguan, we are currently in discussions with the authorities to expand into Shenzheng, Shanghai, Beijing, Kunshan, Zuhai, and Hailongjiang.

We currently hope to sign Memorandum of Understandings with various Chinese provinces after the first quarter of 2012.

Pharmaceutical and Nutraceutical Products

We plan to carry only State Food and Drug Administration (“SFDA”) approved products. It is our strategy to source and sell high-quality pharmaceutical and nutraceutical products and a wide variety of other merchandise, including over-the-counter medicines, herbal products, personal care products, family care products in our planned pediatric health and wellness centers, through our website, retail pharmacies and through established sales and distribution channels in China. We also plan to offer private label products, which we believe will distinguish us from our key competitors such as Baby’s Own, Enfamil, IntraKID and Source Naturals.  Further, our target customers in this segment are retail pharmacies, pharmaceutical companies, hospitals, physicians’ office practices, consumers; and industrial and food microbiology laboratories.

Our anticipated revenue streams over the next three years are expected to come from providing the i) pediatric services market and ii) pharmaceutical and nutraceutical supply market. We plan to develop in each of our business segments new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we open and begin serving patients in our children’s health and wellness centers and; ii) source, marketand sell pharmaceutical and nutraceutical products. Accordingly, we must raise cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. Our source for cash are funds raised through loans and convertible promissory notes from friends and family.

Subsequent to our year ended December 31, 2011, we received net proceeds of $15,000 from two investors pursuant to convertible promissory notes. The cash we raised has allowed us to pay some of our trade payables. Our success or failure will be determined by signing a sufficient number of healthcare memberships for each location and; creating alliances with healthcare providers and financing groups who i) see merit in forming children’s health center joint ventures with us and; ii) selling a large volume of our products throughout China.

Liquidity and Capital Resources

Cash on hand as of December 31, 2011 is $3,380. Net cash used for operating activities was $371,920 for the year ended December 31, 2011 compared to net cash used in operating activities of $189,935 for the year ended December 31, 2010. Operating expense changes for the year ended December 31, 2011 included i) $10,000 in depreciation and amortization expenses; ii) stock based compensation of $788,186; iii) accretion of discount on various convertible notes of $451,282; iv) loss on derivative of $188,917; v) loss in extinguishment of debt of $37,225; vi) loss on settlement of debt of $13,750; vii) amortization of debt financing costs of $13,286. We anticipate that overhead costs will increase in the near term as we increase our operational activities and move ahead with our planned initiatives for 2012 in opening pediatric health and wellness centers in China.

Cash flows provided by financing activities accounted for $838,804 for the year ended December 31, 2011 compared to financing activities of $189,851 for the year ended December 31, 2010. For the year ended December 31, 2011, financing activities included an increase in loans payable of $130,000; an increase in convertible notes payable of $526,750 an increase in related party loans of $20,233 and; an increase in contributions from non controlling interest of $161,821.

As of December 31, 2011, our total assets were $513,921 and our total liabilities were $652,409. Total assets increased from December 31, 2010 by $497,030 and total liabilities increased by $406,156.The increase in assets is mainly due to the increase of $457,695 in intangible asset due to payments for the health center licenses in China. The increase in total liabilities is mainly due to the borrowings of the company by way of loans and convertible notes.

For the year ended December 31, 2011, we received, in aggregate, gross proceeds of $225,000 by entering into six (6) 8% convertible promissory notes (“Notes”) with Asher Enterprises, Inc. (“Asher”).  The Notes, ranging in dates from February 1, 2011 to September 20, 2011 have a term of nine (9) months from the date of issuance of each Note. All principal and accrued interest on the Notes are convertible into shares of our common stock at the election of Asher at any time after 180 days from the date of issuance, at conversion prices equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if we issue shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. If we desire to exercise our right to prepay the Note during the first 90 days after its issuance, the prepayment penalty is 150% of all amounts owed to Asher; if we elect to prepay between the 91st and 180th day after issuance, the penalty is 175% of all amounts owed. There is no right to prepay after the 181th day of issuance.

Listed in the table below are the dates and amounts of the six convertible promissory notes entered into with Asher:

Date of Note	Amount
February 1, 2011	$50,000.00

March 11, 2011	$32,500.00

April 12, 2011	$32,500.00

June 1, 2011	$32,500.00

July 20, 2011	$32,500.00

September 20, 2011	$45,000.00

TOTAL	$225,000.00

For the year ended December 31, 2011 and on April 28, 2011, we entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which we and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut was then to establish a subsidiary in Dongguan, China in order to provide high quality pediatric healthcare in China. In consideration for our interest in ReachOut, we contributed $297,500 for a 65% ownership interest and Ocean Wise contributed $160,195 for its 35% interest.

a)
Of the $297,500 contributed by us, $167,500 was lent to us by six (6) persons living in Hong Kong and Ocean Wise. The notes, ranging in principal amounts from $10,000 to $35,000, are due on demand after December 4, 2011. Interest accrues on the outstanding principal loan amounts at the rate of 6% per annum. The holder has the right to convert all or any portion of his note to shares at a discount of 38.5% of the closing bid price of our stock on the date the conversion notice is received by us. The notes were all converted by the holders thereof into an aggregate of 19,475,016 shares on May 2, 2011.

b)	Of the $297,500 contributed by us, $130,000 was lent to us by a company in Hong Kong. The loan bears interest at 12% per annum and is due on November 17, 2013.

For the year ended December 31, 2011 and on June 1, 2011, we received gross proceeds of $55,000 by entering into a convertible promissory note agreement. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on May 31, 2012. On December 9, 2011, we modified the terms of the $55,000 convertible promissory note.  The modified note bears interest at 15% per annum (20% during such period, if any, that the Company fails to timely file its periodic reports pursuant to the Securities Exchange Act of 1934 and 18% after the 10th day after an event of default occurs) and all unpaid principal and accrued interest on the modified note shall be due and payable on December 9, 2013 (unless extended by the note holder by the amount of days of the pendency of an event of default) in cash or common stock, at the note holder’s option.  The modified note is convertible, at any time, in whole or in part, at the note holder’s option, into common stock of the Company at an initial conversion price per share equal to 50% of the average of the five lowest intraday prices of our common stock during the previous 20 trading days. The modified debenture also provides that 30,000,000 shares of our common stock to be held in escrow pursuant to a stock escrow agreement among us, the note holder and the escrow agent.

Date of Note	Interest Rate	Note Amount	Discount	New Note Date	New Interest Rate	New Conversion Discount
June 1, 2011	8%	$55,000	30%	December 9, 2011	15%	50%

Also, for the year ended December 31, 2011, we received, in aggregate, gross proceeds of $290,000 by entering into promissory notes with eight (8) Chinese individuals and two (2) Hong Kong corporations. The Notes, ranging in dates from June 17, 2011 to November 17, 2011, bear interest at 6%, 8% or 12% and have terms of one (1) to two (2) years from the date of issuance. All principal and accrued interest on the Notes are convertible at conversion prices ranging from 20-30% discount to the average of the three (3) closing bid prices of the common stock during the ten (10) trading day period prior to conversion.

Listed in the table below are the dates, interest rates, amounts and conversion discounts of the ten (10) promissory notes entered into with the Chinese individuals and Hong Kong corporations:

Date of Note	Interest	Amount	Conversion discount
June 17, 2011	8%	$25,000.00	30%

June 17, 2011	8%	$10,000.00	30%

June 17, 2011	6%	$10,000.00	20%

June 19, 2011	6%	$10,000.00	20%

July 1, 2011	6%	$10,000.00	20%

September 24, 2011	6%	$10,000.00	20%

October 18, 2011	8%	$50,000.00	30%

November 4, 2011	6%	$10,000.00	20%

November 17, 2011	8%	$25,000.00	30%

November 17, 2011	12%	$130,000.00	n/a

TOTAL		$290,000.00

Results of Operations

Net Loss. We incurred a net loss of $1,934,548 for the year ended December 31, 2011, compared to a net loss of $2,189,271 for the year ended December 31, 2010. For the year ended December 31, 2011, the loss was mainly as a result of:

i)	an increase of $75,915 in general and administrative costs ($876,034 in 2011 compared with $800,119 in 2010) due to higher operational activity in 2011;

ii)	a decrease of $484,918 in depreciation and amortization ($10,000 in 2011 compared with $494,918 in 2010) due to the medical software technology being fully depreciated and amortized in 2010;

iii)	a decrease in management fees of $574,277 ($321,739 in 2011 compared with $896,016 in 2010) mainly due to an issuance of 38,000,000 restricted shares to our President in 2010;

iv)	an increase in interest expense of $486,826 ($487,167 in 2011 compared with $341 in 2010) due to higher borrowings by us in 2011;

v)	an increase in loss on derivatives of $191,666 ($188,917 in 2011 compared with income of $2,749 in 2010) due to higher borrowings by us in 2011

From February 27, 2007 (inception date) to December 31, 2011 we incurred a net loss of $4,291,564 and had a working capital deficit of $476,393.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric health and wellness centers throughout China. Our expectations are that we will not begin to show profitable results from the operation of pediatric health and wellness centers until end of 2012.

Limited Capital

We have used funds received to date to pay our trade payables and for licensing costs in China. Our cash has also been used to pay for our minimal office and administrative expenses in Beijing and corporate costs of legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash, however, will only be sufficient to sustain us for the short-term. If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

We are in discussions with investors and investment banks to raise the funds necessary to carry out our operational plans and continue our business activities.

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

Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including our ability to obtain sufficient financing to continue our operations and to complete construction of our first flagship children’s health and wellness center in China, in addition to being able to continue our growth strategy and expand our health and wellness centers throughout China.

The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to open and operate its planned children’s health and wellness centers to attain profitable operations. As at December 31, 2011, the Company has a working capital deficit of $476,393 and has accumulated losses of $4,291,564 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share: The Company computes net earnings (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2011 and 2010, there were no dilutive potential common shares.

Foreign Currency Translation: The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and Chinese Yuan Renminbi  and management has adopted ASC 830 “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Stock-based Compensation:  The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, and ASC 505-50, “Equity-Based Payments to Non-Employees” using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Medical Care Technologies Inc.
(A Development Stage Company)
December 31, 2011

Index
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Expenses	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statement of Stockholders’ Equity (Deficit)	F-5 to F-6
Notes to the Consolidated Financial Statements	F-7 to F-31

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Medical Care Technologies Inc.
(a development stage company)
Beijing, China

We have audited the consolidated balance sheets of Medical Care Technologies Inc. and its subsidiary, a development stage company, (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for each of the years then ended, and for the period from February 27, 2007 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Care Technologies and its subsidiary as of December 31, 2011 and 2010, and the results of their expenses and their cash flows for each of the years then ended, and for the period from February 27, 2007 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 16, 2012

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets

Cash and cash equivalents	$3,380	$391
Prepaid expenses	41,682	6,500

Total Current Assets	45,062	6,891

Property and equipment, net of accumulated depreciation of $50,000 and $40,000, respectively	6,200	10,000
Intangible asset	457,695	-
Deferred financing costs	4,964	–

Total Assets	$513,921	$16,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$90,679	$77,958
Accrued liabilities	20,606	10,112
Convertible note payable, net of unamortized discount of $23,100 and $8,427, respectively	93,596	1,573
Derivative liability	155,958	6,095
Due to related parties	79,635	59,402
Loans payable	80,981	91,113

Total Current Liabilities	521,455	246,253

Convertible note payable, net of unamortized discount of $45,500 and $nil, respectively	954	–
Loans payable	130,000	–

Total Liabilities	652,409	246,253

Commitments and Contingency

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of December 31, 2011 and December 31, 2010	–	–

Common Stock: 8,000,000,000 shares authorized, $0.00001 par value, 308,898,953 and 161,006,087 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	3,089	1,610

Additional Paid-in Capital	3,998,827	2,136,705

Deficit Accumulated During the Development Stage	(4,291,564)	(2,367,677)

Total Stockholders’ Deficit	(289,648)	(229,362)

Non-controlling Interest	151,160	–

Total Stockholders’ Deficit	(138,488)	(229,362)

Total Liabilities and Stockholders’ Deficit	$513,921	$16,891

The accompanying notes are an integral part of these audited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			Period from
			February 27, 2007
	For the Year Ended		(Inception)
	December 31,		to December 31,
	2011	2010	2011

Expenses

General and administrative	$876,034	$800,119	$1,750,793
Depreciation and amortization expense	10,000	494,918	504,918
Management fees	321,739	896,016	1,233,447

Total Operating Expenses	(1,207,773)	(2,191,053)	(3,489,158)

Other Income (Expense)

Interest expense	(487,167)	(341)	(487,508)
Gain (loss) on derivative	(188,917)	2,749	(186,168)
Loss on extinguishment of debt	(37,225)	–	(37,225)
Loss on settlement of debt	(13,750)	–	(13,750)
Foreign currency exchange gain (loss)	284	(626)	(1,106)

Total Other Income (Expense)	(726,775)	1,782	(725,757)

Loss Before Discontinued Operations	(1,934,548)	(2,189,271)	(4,214,915)

Loss from Discontinued Operations	–	–	(87,310)

Net Loss	$(1,934,548)	$(2,189,271)	$(4,302,225)

Net Loss attributable to non-controlling interest	10,661	–	10,661

Net Loss Attributable to Medical Care Technologies Inc.	$(1,923,887)	$(2,189,271)	$(4,291,564)

Net Loss Per Common Share – Basic and Diluted available to Medical Care Technologies Inc.:	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding –Basic and Diluted	215,297,000	115,922,000

The accompanying notes are an integral part of these audited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from February 27, 2007
	For the Year Ended		(Date of Inception)
	December 31,		to December 31,
	2011	2010	2011

Cash Flows From Operating Activities

Net loss	$(1,934,548)	$(2,189,271)	$(4,302,225)
Adjustment to reconcile net loss to net cash used in operating activities:

Donated services and expenses	–	–	10,500
Depreciation and amortization	10,000	494,918	504,918
Stock-based compensation	788,186	1,481,897	2,270,083
Accretion of discount on convertible debt	451,282	341	451,623
Loss (Gain) on derivative	188,917	(2,749)	186,168
Loss on extinguishment of debt	37,225	–	37,225
Loss on settlement of debt	13,750	–	13,750
Amortization of debt financing costs	13,286	–	13,286

Changes in operating assets and liabilities:
Prepaid expenses	(35,182)	(6,500)	(41,682)
Accounts payable	75,221	21,317	128,375
Accrued liabilities	19,943	10,112	30,055
Net Cash Used in Operating Activities	(371,920)	(189,935)	(697,924)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(6,200)	–	(6,200)
Cash paid for purchase of clinic license	(457,695)	–	(457,695)
Net Cash Used in Investing Activities	(463,895)	–	(463,895)

Cash Flows From Financing Activities:
Proceeds from sale of common stock for cash	–	100,000	141,000
Proceeds from loans payable	130,000	20,449	221,189
Proceeds from convertible note payable	526,750	10,000	536,750
Due to related party	20,233	59,402	104,439
Contributions from non-controlling interest	161,821	–	161,821
Cash Provided by Financing Activities	838,804	189,851	1,165,199

Increase (Decrease) in Cash and Cash Equivalents	2,989	(84)	3,380

Cash and Cash Equivalents – Beginning of Period	391	475	–

Cash and Cash Equivalents – End of Period	$3,380	$391	$3,380

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Debt discount	$510,860	$8,844	$519,704
Cancellation of shares	$–	$573	$573
Conversion of derivative liability	$589,943	$–	$589,943
Reclassification of related party debt to/from accounts payable	$–	$25,439	$48,249
Shares issued for acquisition of assets	$–	$504,918	$504,918
Shares issued upon conversion of convertible debt and accrued interest	$461,721	$–	$461,721

The accompanying notes are an integral part of these audited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit Accumulated During	Non–
			Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 Per share	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for investor relations services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these audited consolidated financial statements

	Common Stock		Additional	Deficit Accumulated During	Non–
			Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting and advisory services	25,000,000	250	362,690	–	–	362,940

Issuance of common stock upon conversion of convertible debt	99,929,606	999	460,722	–	–	461,721

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	11,500,000	115	165,985	–	–	166,100

Issuance of common stock for administrative services	5,125,000	52	65,216	–	–	65,268

Issuance of common stock for investor relations services	5,088,260	51	82,449	–	–	82,500

Conversion feature on convertible debt	–	–	589,943	–	–	589,943

Stock-based compensation	–	–	111,379	–	–	111,379

Net loss for the period	–	–	–	(1,923,887)	(10,661)	(1,934,548)

Contribution from non-controlling interest	–	–	–	–	161,821	161,821

Balance – December 31, 2011	308,898,953	$3,089	$3,998,827	$(4,291,564)	$151,160	$(138,488)

The accompanying notes are an integral part of these audited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Medical Care Technologies Inc. (“we”, “our”, the “Company”) was incorporated in the State of Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc.” and changed its name to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company effected a merger with the wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company has also been granted a new trading symbol of MDCE. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has a working capital deficit of $476,393 at December 31, 2011. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

a)	Basic Presentation and Consolidation

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

Property and equipment consists of computer hardware and equipment and is recorded at cost and amortized over its estimated life on a straight-line basis:

Computer hardware	3 years
Equipment	4 years

f)	Intangible Asset

Intangible asset consists of a business license for operating a children’s healthcare center in Dongguan, China and is recorded at cost. The license will be amortized over the remaining term of the joint venture agreement once operations commence.  At December 31, 2011, the healthcare center is not in operation. Refer to Note 12.

g)	Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2011 and 2010, there were 55,251,374 and 1,611,282 potential dilutive common shares, respectively.

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

The Company’s financial instruments consist principally of cash, accounts payable, convertible note payable, loans payable and amounts due to related parties. Pursuant to ASC 820, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of December 31, 2011 and 2010 as follows:

	Fair Value Measurements Using
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Balance as of December 31, 2010
Liabilities:
Derivative Liabilities	$–	$–	$155,958	$155,958	$6,095

Total liabilities measured at fair value	$–	$–	$155,958	$155,958	$6,095

i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Any interest and penalties related to uncertain tax positions would be recorded as part of income tax expense. No such interest or penalties were incurred in 2011 or 2010.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and Chinese renminbi and management has adopted ASC 830 “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2011 and 2010, the Company had no items that represent comprehensive income.

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

Computer hardware	1 year
Equipment	2 years
Computer software and database	1 year

At December 31, 2011, the acquired assets were fully amortized.  During the year ended December 31, 2011, the Company recorded amortization expense of $10,000 (2010 - $461,128).

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	December 31, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

Computer hardware	30,000	30,000	–	–
Equipment	20,000	20,000	–	10,000
Leasehold improvements	6,200	–	6,200	–

	56,200	50,000	6,200	10,000

5.	Related Party Transactions

a)
During the year ended December 31, 2011, the Company recognized $60,000 of management fees for the President of the Company. At December 31, 2011, the Company is indebted to the President of the Company for $75,000 for management fees owed to the President of the Company. The Company is also indebted to the President of the Company for $2,156 for expenses paid on behalf of the Company.  These amounts are unsecured, bear no interest and are due on demand.

b)
On February 1, 2011, the Company entered into an employment agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company granted 2,000,000 shares of common stock with a fair value of $28,000, based on the quoted market price of the stock on the date of grant. This grant is for the first year of service. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the employment agreement was amended.  Pursuant to the amendment, the Company issued 8,000,000 restricted shares of common stock with a fair value of $113,600 to the COO.  See Notes 8(c) and (x).

At December 31, 2011, the Company is indebted to the COO of the Company for $2,479 for expenses paid on behalf of the Company. This amount is unsecured, bears no interest and is due on demand.

c)
On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2016. 50,000 stock options vested on August 1, 2011, 25,000 stock options vest on January 1, 2012, and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.48%, an expected volatility of 250%, and a 0% dividend yield. The weighted fair value of stock options was $0.014 per share. During the year ended December 31, 2011, the Company recorded stock-based compensation of $1,263 as management fees.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

d)
On December 30, 2010, the Company issued 500,000 stock options to the President of the Company with an exercise price of $0.25 per share.  The 500,000 stock options are exercisable until December 30, 2015.  125,000 stock options vested on June 28, 2011, 125,000 vested on Dec 28, 2011, and 250,000 stock options vest on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the years ended December 31, 2011and 2010, the Company recorded stock-based compensation of $4,576 and $16 as management fees.

e)
On December 30, 2010, the Company issued an aggregate of 250,000 stock options to four directors of the Company with an exercise price of $0.25 per share.  The 250,000 stock options are exercisable until December 30, 2015.  99,998 stock options vested on June 28, 2011, 75,001 stock options vested on December 28, 2011, and 75,001 stock options vest on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $2,467 and $10 as management fees.

f)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services.

g)
On September 2, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company at a fair value of $23,000 for 1 year of service as a director of the Company commencing September 2, 2010.

h)	On September 1, 2010, the Company issued 500,000 shares of common stock to two directors of the Company at a fair value of $11,500.

6.	Loans payable

a)
On August 8, 2009, the Company received $5,900 (Cdn$6,000) and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon.  At December 31, 2011, the Company has not repaid the note.

b)
On August 9, 2009, the Company borrowed $22,000 and entered into a promissory note agreement. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon. At December 31, 2011, the Company has not repaid the note.

c)
On August 9, 2009, the Company borrowed $28,740 and entered into a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon. At December 31, 2011, the Company has not repaid the note.

d)
On November 18, 2009, the Company borrowed $14,000 pursuant to a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon. At December 31, 2011, the Company has not repaid the note.

e)
On March 30, 2010 the Company borrowed $10,341 pursuant to a promissory note. Under the terms of the note, the principal of the loan is unsecured and bears no interest if repaid by April 1, 2010. The Company failed to make the principal repayment on April 1, 2010. The note currently bears interest of 12% per annum and is payable in annual installments commencing April 1, 2011. In the event of default, the principal and all accrued interest shall be due and payable thereon. At December 31, 2011, the Company has not repaid the note.

f)
On November 16, 2010, the Company borrowed $10,000 pursuant to a promissory note which is unsecured, bears interest at 6% per annum and due on November 16, 2011.  On June 1, 2011, the Company issued 1,250,000 shares of common stock with a fair value of $23,750 for settlement of the $10,000 promissory note. Since the fair value of the shares issued was more than the promissory note, the Company recognized a loss on the shares issued for the promissory note of $13,750.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

g)	On November 17, 2011, the Company borrowed $130,000 pursuant to a promissory note which is unsecured, bears interest at 12% per annum and due on November 17, 2013.

The following table summarizes the change in loans payable for the year ended December 31, 2011:

Balance at December 31, 2010	$91,113
Addition of new loan payable	130,000
Settlement of loan payable	(10,000)
Foreign exchange translation	(132)
Balance at December 31, 2011	$210,981

7.	Convertible Notes Payable

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

During the year ended December 31, 2011, the Company recognized a loss of $1,667 on the change in fair value of the derivative liability.

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

On September 22, 2011, the Company issued 2,500,000 restricted shares of common stock upon the conversion of the principal amount of $12,000. Before the conversion of the note on September 22, 2011, the Company recorded accretion of $2,654. Upon the conversion of the note, the Company recognized unamortized discount of $9,120 as interest expense. The fair value of the derivative liability at September 22, 2011 was $52,805 and $19,497 was reclassified to additional paid-in capital upon the conversion of principal amount of $12,000. The fair value of the derivative liability at September 22, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.012, a conversion price of $0.0048, expected volatility of 199%, no expected dividends, an expected term of 0.23 years and a risk-free interest rate of 0.00%.

On October 5, 2011, the Company issued 2,857,143 restricted shares of common stock upon the conversion of the principal amount of $12,000.  Before the conversion of the note on October 5, 2011, the Company recorded accretion of $6,793.  Upon the conversion of the note, the Company recognized unamortized discount of $5,198 as interest expense.  The fair value of the derivative liability at October 5, 2011 was $22,581 and $13,218 was reclassified to additional paid-in capital upon the conversion of principal amount of $12,000.  The fair value of the derivative liability at October 5, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0085, a conversion price of $0.0042, expected volatility of 159%, no expected dividends, and expected term of 0.19 years and a risk-free interest rate of 0.02%.

On October 18, 2011, the Company issued 3,062,500 restricted shares of common stock upon the conversion of the principal amount of $8,500 and accrued interest of $1,300. Upon the conversion of the note, the Company recognized unamortized discount of $3,682 as interest expense. The fair value of the derivative liability at October 18, 2011 was $8,855 and $8,855 was reclassified to additional paid-in capital upon the conversion of principal amount of $8,500. The fair value of the derivative liability at October 18, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0032, expected volatility of 228%, no expected dividends, an expected term of 0.16 years and a risk-free interest rate of 0.02%.

During the year ended December 31, 2011, the Company recognized a loss of $14,217 on the change in fair value of the derivative liability.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $36,952 as a derivative liability, reduced the carrying value of the convertible loan to $nil, and recognized a loss of $4,452 on derivative liability upon the commencement of the conversion period on October 9, 2011. The initial fair value of the derivative liability at October 9, 2011 of $36,952 was determined using the Black Scholes option pricing model with a quoted market price of $0.0085, a conversion price of $0.0044, expected volatility of 191%, no expected dividends, an expected term of 0.28 year and a risk-free interest rate of 0.01%. The discount on the convertible loan is accreted over the term of the convertible loan.

On October 28, 2011, the Company issued 3,225,806 restricted shares of common stock upon the conversion of the principal amount of $10,000. Before the conversion of the note on October 28, 2011, the Company recorded accretion of $1,058. Upon the conversion of the note, the Company recognized unamortized discount of $9,674 as interest expense. The fair value of the derivative liability at October 28, 2011 was $35,003 and $10,770 was reclassified to additional paid-in capital upon the conversion of principal amount of $10,000. The fair value of the derivative liability at October 28, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0058, a conversion price of $0.0031, expected volatility of 211%, no expected dividends, an expected term of 0.22 years and a risk-free interest rate of 0.01%.

On November 8, 2011, the Company issued 3,906,250 restricted shares of common stock upon the conversion of the principal amount of $12,500.  Before the conversion of the note on November 8, 2011, the Company recorded accretion of $474.  Upon the conversion of the note, the Company recognized unamortized discount of $11,830 as interest expense.  The fair value of the derivative liability at November 8, 2011 was $23,591 and $13,106 was reclassified to additional paid-in capital upon the conversion of principal amount of $12,500.  The fair value of the derivative liability at November 8, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0059, a conversion price of $0.0032, expected volatility of 224%, no expected dividends, and expected term of 0.19 years and a risk-free interest rate of 0.01%.

On November 18, 2011, the Company issued 3,478,261 restricted shares of common stock upon the conversion of the principal amount of $8,000. Before the conversion of the note on November 18, 2011, the Company recorded accretion of $315.  Upon the conversion of the note, the Company recognized unamortized discount of $7,319 as interest expense. The fair value of the derivative liability at November 18, 2011 was $9,748 and $7,798 was reclassified to additional paid-in capital upon the conversion of principal amount of $8,000. The fair value of the derivative liability at November 18, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0039, a conversion price of $0.0023, expected volatility of 274%, no expected dividends, an expected term of 0.17 years and a risk-free interest rate of 0.015%.

On December 5, 2011, the Company issued 2,538,462 restricted shares of common stock upon the conversion of the principal amount of $2,000 and accrued interest of $1,300. Upon the conversion of the note, the Company recognized unamortized discount of $1,830 as interest expense. The fair value of the derivative liability at December 5, 2011 was $1,473 and $1,473 was reclassified to additional paid-in capital upon the conversion of principal amount of $2,000. The fair value of the derivative liability at December 5, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.002, a conversion price of $0.0013, expected volatility of 245%, no expected dividends, an expected term of 0.12 years and a risk-free interest rate of 0.01%.

During the year ended December 31, 2011, the Company recognized a gain of $3,805 on the change in fair value of the derivative liability.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $27,056 as a derivative liability, reduced the carrying value of the convertible loan to $5,444 upon the commencement of the conversion period on November 28, 2011. The initial fair value of the derivative liability at November 28, 2011 of $27,056 was determined using the Black Scholes option pricing model with a quoted market price of $0.0029, a conversion price of $0.002, expected volatility of 241%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.03%. The discount on the convertible loan is accreted over the term of the convertible loan.

On December 12, 2011, the Company issued 8,333,333 restricted shares of common stock upon the conversion of the principal amount of $10,000. Before the conversion of the note on December 12, 2011, the Company recorded accretion of $2,037. Upon the conversion of the note, the Company recognized unamortized discount of $7,698 as interest expense. The fair value of the derivative liability at December 12, 2011 was $57,269 and $17,621 was reclassified to additional paid-in capital upon the conversion of principal amount of $10,000. The fair value of the derivative liability at December 12, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.003, a conversion price of $0.0012, expected volatility of 271%, no expected dividends, an expected term of 0.23 years and a risk-free interest rate of 0.01%.

On December 22, 2011, the Company issued 7,692,308 restricted shares of common stock upon the conversion of the principal amount of $10,000.  Before the conversion of the note on December 22, 2011, the Company recorded accretion of $1,384.  Upon the conversion of the note, the Company recognized unamortized discount of $7,083 as interest expense.  The fair value of the derivative liability at December 22, 2011 was $34,299 and $15,244 was reclassified to additional paid-in capital upon the conversion of principal amount of $10,000.  The fair value of the derivative liability at December 22, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0027, a conversion price of $0.0013, expected volatility of 371%, no expected dividends, and expected term of 0.21 years and a risk-free interest rate of 0.01%.

During the year ended December 31, 2011, the Company recognized a loss of $22,425 on the change in fair value of the derivative liability.

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

On December 9, 2011, the Company modified the terms of the convertible promissory note.  The modified note bears interest at 15% per annum (20% during such period, if any, that the Company fails to timely file its periodic reports pursuant to the Securities Exchange Act of 1934 and 18% after the 10th day after an event of default occurs) and all unpaid principal and accrued interest on the modified note shall be due and payable on December 9, 2013 (unless extended by the note holder by the amount of days of the pendency of an event of default) in cash or common stock of the Company, at the note holder’s option.  The modified note is convertible, at any time, in whole or in part, at the note holder’s option, into common stock of the Company at an initial conversion price per share equal to 50% of the average of the five lowest intraday prices of the Company’s common stock during the previous 20 trading days.

The modified debenture also provides that 30,000,000 shares of the Company’s common stock to be held in escrow pursuant to a stock escrow agreement among the Company, the note holder and the escrow agent.

Pursuant to ASC 470-50, “Debt – Modification and Extinguishment,” it was determined that the original and modified notes are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note.  The modified note was initially recorded at fair value and that amount was compared to the carrying value of the original note prior to modification to determine the gain or loss on extinguishment of debt.

On December 9, 2011, prior to the modification of the convertible note, the carrying value of the convertible note was $61,586 (principal amount of $55,000 plus accrued interest of $2,302 plus derivative liability of $55,611 less unamortized discount of $51,327).

The Company determined the fair value of the embedded conversion feature of the modified debt pursuant to ASC 815, “Derivatives and Hedging.” The initial fair value of the derivative liability of the modified debt instrument at December 9, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0022, a conversion price of $0.0011, expected volatility of 205%, no expected dividends, an expected term of two years and a risk-free interest rate of 0.22%. The Company recognized the fair value of the embedded conversion feature of $98,811 as a derivative liability and reduced the value of the convertible loan to $nil.

The fair value of the modified debt of $98,811 (principal amount of $55,000 plus derivative liability of $98,811 less unamortized discount of $55,000) was compared to the carrying value of the original debt of $61,586 and the Company recorded a loss on extinguishment of debt of $37,225.

On December 19, 2011, the Company issued 9,000,000 restricted shares of common stock upon the conversion of the principal amount of $9,000. Before the conversion of the modified note on December 19, 2011, the Company recorded accretion of $543. Upon the conversion of the note, the Company recognized the unamortized discount of $8,911 as interest expense. The fair value of the derivative liability at December 19, 2011 was $153,398 and $25,101 was reclassified to additional paid-in capital upon the conversion of the principal amount of $9,000.  The fair value of the derivative liability at December 19, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0030, a conversion price of $0.0010, expected volatility of 217%, no expected dividends, an expected term of 1.98 years and a risk-free interest rate of 0.24%.

During the year ended December 31, 2011, a loss of $8,254 was recognized on the change in fair value of the derivative liability.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On July 15, 2011, the Company issued 1,048,288 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $63. Before the conversion of the note on July 15, 2011, the Company recorded accretion of $686. Upon the conversion of the note, the Company recognized the unamortized discount of $9,314 as interest expense. The fair value of the derivative liability at July 15, 2011 was $13,193 and $13,193 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July 15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.92 years and a risk-free interest rate of 0.15%.

During the year ended December 31, 2011, a loss of $2,245 was recognized on the change in fair value of the derivative liability.

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

On July 15, 2011, the Company issued 2,620,719 restricted shares of common stock upon the conversion of the principal amount of $25,000 and accrued interest of $159. Before the conversion of the note on July 15, 2011, the Company recorded accretion of $782. Upon the conversion of the note, the Company recognized the unamortized discount of $24,218 as interest expense. The fair value of the derivative liability at July 15, 2011 was $33,049 and $33,049 was reclassified to additional paid-in capital upon the conversion of the principal amount of $25,000.  The fair value of the derivative liability at July 15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.96 years and a risk-free interest rate of 0.15%.

During the year ended December 31, 2011, a loss of $5,678 was recognized on the change in fair value of the derivative liability.

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

On July 15, 2011, the Company issued 913,425 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $48. Before the conversion of the note on July 15, 2011, the Company recorded accretion of $216. Upon the conversion of the note, the Company recognized the unamortized discount of $9,098 as interest expense. The fair value of the derivative liability at July 15, 2011 was $13,220 and $13,220 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July 15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.92 years and a risk-free interest rate of 0.15%.

During the year ended December 31, 2011, a loss of $3,906 was recognized on the change in fair value of the derivative liability.

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

On July 15, 2011, the Company issued 913,126 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $44. Before the conversion of the note on July 15, 2011, the Company recorded accretion of $254. Upon the conversion of the note, the Company recognized the unamortized discount of $8,562 as interest expense. The fair value of the derivative liability at July 15, 2011 was $13,220 and $13,220 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July 15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.0096, expected volatility of 199%, no expected dividends, an expected term of 0.92 years and a risk-free interest rate of 0.15%.

During the year ended December 31, 2011, a loss of $3,403 was recognized on the change in fair value of the derivative liability.

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

On July 15, 2011, the Company issued 911,333 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $25. Upon the conversion of the note, the Company recognized the unamortized discount of $9,397 as interest expense. The fair value of the derivative liability at July 15, 2011 was $11,294 and $11,294 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at July 15, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0169, a conversion price of $0.011, expected volatility of 198%, no expected dividends, an expected term of 0.96 years and a risk-free interest rate of 0.15%.

During the year ended December 31, 2011, a loss of $1,897 was recognized on the change in fair value of the derivative liability.

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

o)
On September 24, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on September 23, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $9,387 as a derivative liability and reduced the carrying value of the convertible loan to $613. The initial fair value of the derivative liability at September 24, 2011 of $9,387 was determined using the Black Scholes option pricing model with a quoted market price of $0.0105, a conversion price of $0.0081, expected volatility of 201%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan.

On October 3, 2011, the Company issued 1,666,667 restricted shares of common stock upon the conversion of the principal amount of $10,000. Before the conversion of the note, the Company recorded accretion of $41. Upon the conversion of the note, the Company recognized the unamortized discount of $9,346 as interest expense. The fair value of the derivative liability at October 3, 2011 was $8,837 and $8,837 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at October 3, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0074, a conversion price of $0.006, expected volatility of 203%, no expected dividends, an expected term of 0.98 years and a risk-free interest rate of 0.12%.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

During the year ended December 31, 2011, a loss of $550 was recognized on the change in fair value of the derivative liability.

p)
On October 18, 2011, the Company entered into a Convertible Promissory Note agreement for $50,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 8% per year and the principal amount and any interest thereon are due on October 23, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $61,005 as a derivative liability and reduced the carrying value of the convertible loan to $nil and recognized a loss of $11,005 on derivative liability. The initial fair value of the derivative liability at October 28, 2011 of $61,005 was determined using the Black Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0038, expected volatility of 211%, no expected dividends, an expected term of 1.02 year and a risk-free interest rate of 0.12%. The discount on the convertible loan is accreted over the term of the convertible loan.

On November 1, 2011, the Company issued 13,869,481 restricted shares of common stock upon the conversion of the principal amount of $50,000 and accrued interest of $161.  Upon the conversion of the note, the Company recognized the unamortized discount of $50,000 as interest expense. The fair value of the derivative liability at November 1, 2011 was $64,481 and $64,481 was reclassified to additional paid-in capital upon the conversion of the principal amount of $50,000.  The fair value of the derivative liability at November 1, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.006, a conversion price of $0.0036, expected volatility of 213%, no expected dividends, an expected term of 0.98 years and a risk-free interest rate of 0.13%.

During the year ended December 31, 2011, a loss of $3,476 was recognized on the change in fair value of the derivative liability.

q)
On November 4, 2011, the Company entered into a Convertible Promissory Note agreement for $10,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 6% per year and the principal amount and any interest thereon are due on November 3, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $12,841 as a derivative liability and reduced the carrying value of the convertible loan to $nil and recognized a loss of $2,841 on derivative liability.  The initial fair value of the derivative liability at November 4, 2011 of $12,841 was determined using the Black Scholes option pricing model with a quoted market price of $0.007, a conversion price of $0.0042, expected volatility of 212%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.11%. The discount on the convertible loan is accreted over the term of the convertible loan.

On November 21, 2011, the Company issued 3,798,611 restricted shares of common stock upon the conversion of the principal amount of $10,000 and accrued interest of $28.  Upon the conversion of the note, the Company recognized the unamortized discount of $10,000 as interest expense. The fair value of the derivative liability at November 21, 2011 was $11,623 and $11,623 was reclassified to additional paid-in capital upon the conversion of the principal amount of $10,000.  The fair value of the derivative liability at November 21, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0039, a conversion price of $0.0026, expected volatility of 230%, no expected dividends, an expected term of 0.95 years and a risk-free interest rate of 0.11%.

During the year ended December 31, 2011, a gain of $1,219 was recognized on the change in fair value of the derivative liability.

r)
On November 7, 2011, the Company entered into Convertible Promissory Note agreement for $25,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 3, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $16,365 as a derivative liability and reduced the carrying value of the convertible loan to $8,635.  The initial fair value of the derivative liability at November 17, 2011 of $16,365 was determined using the Black Scholes option pricing model with a quoted market price of $0.003, a conversion price of $0.0033, expected volatility of 223%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the year ended December 31, 2011, a loss of $17,483 was recognized on the change in fair value of the derivative liability.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

8.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of December 31, 2011 and December 31, 2010, there was no preferred stock issued and outstanding.

Common stock issued during the year ended December 31, 2011:

a)
On January 5, 2011, the Company filed an S-8 Registration Statement to reserve 10,000,000 shares of common stock for its 2010 Stock Option Plan as described in Note 9 and to register 7,000,000 shares of common stock to be issued to various consultants pursuant to consulting agreements as described in Note 13.

b)	On August 4, 2011, the Company amended the September 13, 2010 Lock-Up Agreement and remove the restriction on the 38,000,000 shares of common stock held by the President of the Company.

c)
On September 19, 2011, the President of the Company transferred an aggregate of 35,000,000 shares of the 38,000,000 shares of common stock held by her to seven transferees, including 5,000,000 shares to Ocean Wise International Industrial Limited, a joint venture partner of the Company for the provision of pediatric healthcare in China.

Shares issued for consulting and advisory services:

d)	On February 1, 2011, the Company issued 2,000,000 shares of common stock to the Chief Operating Officer of the Company at a fair value of $28,000 for management services. See Note 5(b) and Note 13(d).

e)	On April 4, 2011, the Company issued 100,000 shares of common stock pursuant to the consulting services agreement as described in Note 12(c).

f)
On April 28, 2011, the Company issued 1,900,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the consulting services agreement as described in Note 13(e).

g)
On June 2, 2011, the Company filed an S-8 Registration Statement to register 21,000,000 shares of common stock. On June 2, 2011, the Company issued 7,500,000 shares of common stock under the S-8 Registration Statement pursuant to a May 16, 2011 consulting agreement as described in Note 13(k).

h)
On June 9, 2011, the Company issued 5,000,000 shares of restricted common stock to a consultant pursuant to a May 16, 2011 consulting agreement that are subject to a one year hold period as described in Note 13(k).

i)	On June 16, 2011, the Company issued 500,000 shares of restricted common stock to two consultants pursuant to a May 16, 2011 consulting agreement as described in Note 13(l).

j)
On June 29, 2011, the Company issued 3,750,000 shares of common stock pursuant to an May 10, 2011 management advisory agreement under the June 2, 2011 S-8 Registration Statement as described in Note 13(j).

k)	On July 26, 2011, the Company issued 500,000 restricted shares of common stock pursuant to the advisory board agreement as described in Note 13(n).

l)
On August 15, 2011, the Company issued 1,250,000 shares of common stock shares pursuant to the May 10, 2011 management advisory agreement under the June 2, 2011 S-8 Registration Statement as described in Note 13(j).

m)	On September 19, 2011, the Company issued 250,000 restricted shares of common stock pursuant to the advisory board agreement as described in Note 13(r).

n)	On September 19, 2011, the Company issued 1,000,000 restricted shares of common stock pursuant to the medical director services agreement as described in Note 13(s).

o)	On September 29, 2011, the Company issued 250,000 restricted shares of common stock pursuant to the consulting agreement as described in Note 13(q).

p)	On November 23, 2011, the Company issued 1,000,000 restricted shares of common stock pursuant to the consulting agreement as described in Note 13(w).

Shares issued upon the conversion of convertible debts:

q)	On January 11, 2011, the Company issued 1,097,141 restricted shares of common stock upon the conversion of the convertible note as described in Note 7(a).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

r)	On May 2, 2011, the Company issued 19,475,016 restricted shares of common stock upon the conversion of the convertible notes as described in Note 11 and Note 7(e).

s)	On July 15, 2011, the Company issued 6,406,891 restricted shares of common stock upon the conversion of the convertible notes as described in Notes 7(h), (i), (j), (k), and (l).

t)	On August 8, 2011, the Company issued 1,851,852 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 7(b).

u)	On August 22, 2011, the Company issued 2,142,857 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 7(b).

v)	On August 29, 2011, the Company issued 2,027,027 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 7(b).

w)	On September 1, 2011, the Company issued 1,000,000 restricted shares of common stock upon the conversion of the convertible note as described in Note 7(b).

x)	On September 22, 2011, the Company issued 2,500,000 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 7(c).

y)	On October 3, 2011, the Company issued 1,666,667 restricted shares of common stock upon the conversion of the convertible note as described in Note 7(o).

z)	On October 5, 2011, the Company issued 2,857,143 shares of common stock upon the partial conversion of the convertible note as described in Note 7(c).

aa)	On October 18, 2011, the Company issued 3,062,500 shares of common stock upon the conversion of the convertible note as described in Note 7(c).

bb)	On October 28, 2011, the Company issued 3,225,806 shares of common stock upon the partial conversion of the convertible note as described in Note 7(d).

cc)	On November 1, 2011, the Company issued 13,869,481 restricted shares of common stock upon the conversion of the convertible note as described in Note 7(p).

dd)	On November 8, 2011, the Company issued 3,906,250 shares of common stock upon the partial conversion of the convertible note as described in Note 7(d).

ee)	On November 18, 2011, the Company issued 3,478,261 shares of common stock upon the partial conversion of the convertible note as described in Note 7(d).

ff)	On November 21, 2011, the Company issued 3,798,611 restricted shares of common stock upon the conversion of the convertible note as described in Note 7(q).

gg)	On December 5, 2011, the Company issued 2,538,462 shares of common stock upon the conversion of the convertible note as described in Note 7(d).

hh)	On December 12, 2011, the Company issued 8,333,333 shares of common stock upon the partial conversion of the convertible note as described in Note 7(f).

ii)	On December 19, 2011, the Company issued 9,000,000 shares of common stock upon the partial conversion of the modified convertible note as described in Note 7(g).

jj)	On December 22, 2011, the Company issued 7,692,308 shares of common stock upon the partial conversion of the convertible note as described in Note 7(f).

Shares issued to settle debt:

kk)
On June 1, 2011, the Company issued 1,250,000 shares of common stock with a fair value of $23,750 for settlement of a promissory note. Since the fair value of the shares issued was more than the promissory note, the Company recognized a loss on the shares issued for the promissory note of $13,750.

Shares issued for management services:

ll)
On June 17, 2011, the Company issued 3,500,000 shares of common stock pursuant to an April 1, 2011 management services agreement under the June 2, 2011 S-8 Registration Statement as described in Note 13(f).

mm)
On August 8, 2011, the Company issued 8,000,000 restricted shares of common stock to the Chief Operating Officer of the Company at a fair value of $113,600 for management services.  See Note 5(b) and Note 13(d).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Shares issued for administrative services:

nn)	On March 24, 2011, the Company issued 275,000 shares of common stock pursuant to the consulting services agreement as described in Note 13(b).

oo)
On May 10, 2011, the Company issued 1,800,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 13(i).

pp)
On May 15, 2011, the Company issued 275,000 shares of common stock under the S-8 Registration Statement filed on January 5, 2011 pursuant to the administrative services agreement as described in Note 13(b).

qq)
On June 20, 2011, the Company issued 2,500,000 shares of common stock pursuant to an April 1, 2011 administrative services agreement under the June 2, 2011 S-8 Registration Statement as described in Note 13(g).

rr)	On August 15, 2011, the Company issued 275,000 shares of common stock shares to the administrative services agreement as described in Note 13(b).

Shares issued for investor relations services:

ss)	On May 12, 2011, the Company issued 588,235 restricted common shares pursuant to investor relations services agreement as described in Note 13(h).

tt)	On June 8, 2011, the Company issued 502,513 restricted common shares pursuant to an investor relations services agreement as described in Note 13(h).

uu)	On July 6, 2011, the Company issued 497,512 restricted shares of common stock pursuant to the investor relations services agreement as described in Note 13(h).

vv)	On August 9, 2011, the Company issued 3,500,000 restricted shares of common stock pursuant to the investor relations service agreement as described in Note 13(o).

Common stock issued during the year ended December 31, 2010:

a)	On February 1, 2010, 57,300,000 shares of common stock were cancelled and returned to treasury by the former President of the Company for $nil consideration.

b)
On September 17, 2010, the Company increased its authorized shares capital of common stock to 500,000,000 shares with par value of $0.00001. The authorized shares of preferred stock remained unchanged.

Shares issued for acquisition of assets:

c)	On February 1, 2010, 57,300,000 shares of common stock with a fair value of $471,128 were issued pursuant to the Asset Acquisition Agreement with Great Union Corporation described in Note 3(a).

d)	On August 16, 2010, the Company issued 775,000 shares of common stock at a fair value of $23,250 pursuant to a consulting and software development agreement.

e)	On November 6, 2010, the Company issued 620,000 shares of common stock at a fair value of $10,540 pursuant to a consulting and software development agreement.

Shares issued for cash:

f)
On February 1, 2010, the Company issued 500,000 units at $0.20 per unit for cash proceeds of $100,000. Each unit consists of one share of common stock of the Company and one common share purchase warrant exercisable at $0.15 per share for a period of 36 months.

Shares issued for consulting services:

g)	On May 8, 2010, the Company issued 3,500,000 shares of common stock with a fair value of $157,500 pursuant to two consulting agreements.

h)	On May 18, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $102,500 pursuant to a consulting agreement dated May 18, 2010.

i)	On August 28, 2010, the Company issued 2,500,000 shares of common stock at a fair value of $70,000 pursuant to a consulting agreement.

j)	On August 31, 2010, the Company issued 705,000 shares of common stock at a fair value of $15,510 pursuant to a consulting agreement.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

k)
On August 31, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,500 pursuant to a consulting agreement. On December 22, 2010, the 250,000 shares of common stock were returned to the Company for cancellation as the consulting agreement was terminated.

l)	On September 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $69,000 pursuant to three consulting agreements.

m)	On September 2, 2010, the Company issued 805,000 shares of common stock at a fair value of $18,515 pursuant to a consulting agreement.

n)	On October 1, 2010, the Company issued 3,000,000 shares of common stock at a fair value of $72,000 pursuant to a consulting agreement.

o)	On November 10, 2010, the Company issued 250,000 shares of common stock at a fair value of $4,125 pursuant to a consulting agreement.

p)	On November 15, 2010, the Company issued 275,000 shares of common stock at a fair value of $4,538 pursuant to a consulting agreement.

q)	On December 6, 2010, the Company issued 100,000 shares of common stock at a fair value of $1,400 pursuant to a consulting agreement.

Shares issued for management services:

r)	On September 13, 2010, the Company issued 38,000,000 shares of common stock to the President of the Company at a fair value of $836,000 for management services.

Shares issued for director fees:

s)	On September 5, 2010, the Company issued 500,000 shares of common stock at a fair value of $11,000 pursuant to an advisory board agreement.

Shares issued for investor relations services:

t)	On September 15, 2010, the Company issued 3,826,087 shares of common stock at a fair value of $88,000 pursuant to an investor relations agreement.

Shares issued for advisory services:

u)	On September 1, 2010, the Company issued 250,000 shares of common stock at a fair value of $5,750 pursuant to an advisory board agreement.

v)	On September 2, 2010, the Company issued 1,000,000 shares of common stock at a fair value of $23,000 to a director of the Company.

9.	Stock Options

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

During the year ended December 31, 2010, the Company granted 1,350,000 stock options with an exercise price of $0.25 per share. All 1,350,000 stock options are exercisable until December 30, 2015. Of the 1,350,000 stock options, 458,330 stock options vest on June 28, 2011, 383,335 stock options vest on December 28, 2011 and 508,335 stock options vest on June 28, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.011 per share. During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $10,197 (2010 - $32) as general and administrative expense and $2,467 (2010 - $16) as management fees.

During the year ended December 31, 2011, the Company granted 350,000 stock options with an exercise price of $0.25 per share. Of the 350,000 stock options, 250,000 stock options are exercisable until December 30, 2015 and 100,000 stock options are exercisable until February 1, 2016. Of the 350,000 stock options, 100,000 stock options vest on June 28, 2011, 50,000 stock options vest on August 1, 2011, 75,000 stock options vest on December 28, 2011, 25,000 stock options vest on January 1, 2012, 75,000 stock options vest on June 28, 2012 and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 9.47 years, a risk-free rate of 2.37%, an expected volatility of 214%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0093 per share. During the year ended December 31, 2011, the Company recorded stock-based compensation of $3,307 as general and administrative expense and $1,263 as management fees.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

A summary of the Company’s stock option activity is as follows:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $

Outstanding, December 31, 2009	–	–

Granted	1,350,000	0.25

Outstanding, December 31, 2010	1,350,000	0.25

Granted	350,000	0.25

Outstanding, December 31, 2011	1,700,000	0.25	4.01	–

Exercisable, December 31, 2011	1,066,665	0.25	4.00	–

A summary of the status of the Company’s non-vested stock options as of December 31, 2011, and changes during the years ended December 31, 2011 and 2010 are presented below:

Non-vested options	Number of Options #	Weighted Average Grant Date Fair Value $

Non-vested at December 31, 2009	–

Granted	1,350,000	0.011
Vested	–

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	(1,066,665)	0.015

Non-vested at December 31, 2011	633,335	0.008

At December 31, 2011, there was $1,526 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at December 31, 2011.

10.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants #	Exercise Price $

Balance, December 31, 2009	–

Issued	500,000	0.15

Balance, December 31, 2010 and 2011	500,000	0.15

As at December 31, 2011, the following share purchase warrants were outstanding:

Warrants	Exercise Price	Expiration Date

500,000	$ 0.15	January 15, 2012

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

11.	Derivative Instruments

In June 2008, the FASB ratified ASC 815-15, Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). ASC 815-15, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 is effective for the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited.

Convertible Debt – The embedded conversion option in the Company’s convertible notes described in Note 7 contain a conversion feature that qualifies for embedded derivative classification.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the year ended December 31, 2011:

Balance at December 31, 2010	$6,095
Addition of new derivative liability	550,889
Settlement of derivative liability through conversion or extinguishment of debt	(589,943)
Derivative loss included in other income (expense)	188,917
Balance at December 31, 2011	$155,958

The Company used the Black-Scholes option pricing model to value the embedded conversion features using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 159% to 377%; risk-free interest rates ranging from 0% to 0.25% and expected terms based on the contractual term.

12.	Joint Venture

On April 28, 2011, the Company entered into a Joint Venture Master Agreement with Ocean Wise International Industrial Limited, a company established in Hong Kong (“Ocean Wise”), pursuant to which the Company and Ocean Wise created a new Hong Kong company called ReachOut Holdings Limited. ReachOut was then to establish a subsidiary in Dongguan, China. ReachOut subsidiary was established to provide high quality paediatric healthcare in Dongguan, China In consideration for its interest in the Hong Kong company, the Company contributed $297,500 for its 65% ownership interest and Ocean Wise contributed $160,195 for its 35% interest. The Company agreed to provide medical/healthcare software technology, the training of the software and any technological requirements in order for ReachOut to operate the software. The Company has the right to appoint two of the three directors to the Board of ReachOut. Profits will be distributed in accordance with the shareholders' respective equity ownership only when accumulated losses are replenished. Of the $297,500 contributed by the Company, $167,500 was lent to the Company by 6 persons living in Hong Kong and Ocean Wise. The notes, ranging in principal amounts from $10,000 to $35,000, are due on demand after December 4, 2011. Interest accrues on the outstanding principal loan amounts at the rate of 6% per annum. The holder has the right to convert all or any portion of their note to shares at a discount of 38.5% of the closing bid price of the Company's stock on the conversion notice is received by the Company. The notes were all converted by the holders thereof into an aggregate of 19,475,016 shares on May 2, 2011.  Of the $297,500 contributed by the Company, $130,000 was lent to the Company by a company in Hong Kong.  The loan bears interest at 12% per annum and is due on November 17, 2013.

13.	Commitments

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

m)
On May 18, 2011, ReachOut entered into two office lease agreements, which commenced on May 22, 2011 until May 21, 2017.  The minimum rent from May 22, 2011 to May 21, 2013 is $5,518 (RMB35,060) per month, the minimum rent from May 22, 2013 to May 21, 2014 is $5,855 (RMB37,200) per month, the minimum rent from May 22, 2014 to May 21, 2015 is $6,044 (RMB38,400), the minimum rent from May 22, 2015 to May 21, 2016 is $6,233 (RMB39,600) and the minimum rent from May 22, 2016 to May 21, 2017 is $6,516 (RMB41,400).  The Company’s future minimum lease payments under the existing leases entered into during the year are as follows:

Fiscal year ending December 31, 2012	$66,221 (RMB420,720)
Fiscal year ending December 31, 2013	68,579 (RMB435,700)
Fiscal year ending December 31, 2014	71,586 (RMB454,800)
Fiscal year ending December 31, 2015	73,852 (RMB469,200)
Fiscal year ending December 31, 2016 and after	109,362 (RMB694,800)
$389,600 (RMB2,475,220)

n)
On June 25, 2011, the Company entered into an investor relations services agreement with a consultant from the date of the agreement to September 7, 2011. In consideration for such services, the Company is required to make a payment of $30,000 as well as any out-of-pocket expenses. On June 1, 2011, the Company paid the $30,000.

o)
On July 20, 2011, the Company entered into an advisory board agreement with an advisor for a period of one year.  In consideration for such services, the Company will issue 500,000 shares of common stock.  On July 26, 2011, the Company issued 500,000 restricted shares of common stock at a fair value of $6,500.

p)
On August 2, 2011, the Company entered into an agreement for investor relation services in which the Company agreed to issue 3,500,000 shares of common stock at a fair value of $52,500 as follows: 1,000,000 on or before August 8, 2011; 625,000 on or before September 1, 2011; 625,000 on or before October 1, 2011; 625,000 on or before November 1, 2011 and 625,000 on or before December 1, 2011.

q)
On August 8, 2011, the Company entered into a business development and consulting Agreement with TSB Investments LLC (“TSB”) for a period of 6 months.  The Company paid a non-refundable retainer of $1,000.

r)
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

t)
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

u)
On September 17, 2011, the Company entered into an agreement with Media One Worldwide Inc. (“Media One”) for a one month period commencing September 17, 2011.  Pursuant to the agreement, Media One will provide promotional and broadcasting services, introduce the Company to institutional and other funds that may purchase the Company’s common shares.  The Company agreed to pay Media One $4,555 and to issue 2,350,000 shares of common stock.  In addition, the Company will pay a commission of 5% of gross proceeds from issuance of the Company’s common shares.  The Company will also issue another 500,000 shares of common stock upon Media One reaching its goals.  On September 15, 2011, the Company paid Media One $4,555. At December 31, 2011, the Company has not issued the 2,350,000 shares of common stock to Media One.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

v)
On October 15, 2011, ReachOut entered into an interior design contract with G-Design Consultant Inc. and Art Team Limited (“G-Design”).  Pursuant to the agreement, ReachOut agreed to pay a total sum not to exceed $31,002.  The amount is payable as follows: $6,200 to be paid when the preliminary design phase and presentation have been accomplished; $13,951 to be paid on completion and acceptance of the final design concept; $10,851 to be paid when all completed design or construction drawings have been approved by Chinese government officials and departments and is ready to be used for construction.  The Company paid $6,200 to G-Design on November 14, 2011.

w)
On October 27, 2011, the Company entered into a promotional/awareness services contract with Oracle Consultants, LLC. (“Oracle”).  The agreement will begin on or about November 7, 2011 and will end on November 18, 2011.  Pursuant to the agreement, the Company agreed to pay $25,000 and issue 10,000,000 shares of the Company’s common stock.  On October 28, 2011, the Company paid the $25,000 to Oracle.  On November 9, 2011, a shareholder of the Company transferred 10,000,000 shares of the Company’s common stock to Oracle.

x)
On November 23, 2011, the Company entered into an advisory board agreement whereby the Company agreed to issue 1,000,000 restricted shares of common stock for the services rendered under this agreement.  The term of the agreement is one year.  On November 23, 2011, the Company issued 1,000,000 restricted shares of common stock at a fair value of $3,600.

y)
On November 29, 2011, the Company entered into a finder’s fee agreement with Vince Trapasso (“Trapasso”) whereby the Company agreed to pay finder’s fee in cash equal to 5% and in restricted common shares equal to 5% of the total dollar amount of the financing provided by those persons or entities who were introduced by Trapasso.  The initial term of the agreement is one year and the agreement will automatically be renewed at the expiration of the first year of service and at each anniversary of the agreement.  After the first anniversary, the agreement can be terminated by either party with 10 days notice.  During the year ended December 31, 2011, the Company paid $2,750 to Trapasso. Refer to Note 15(u).

14.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2011	December 31, 2010

Income tax recovery at statutory rate	$677,090	$766,245
Permanent differences	(525,930)	(691,043)
Temporary differences	140	140
Valuation allowance change	(151,300)	(75,342)

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred income tax assets:
Net operating loss carryforward	$285,000	$133,700
Valuation allowance	(285,000)	(133,700)

Net deferred income tax asset	$–	$–

The Company has a net operating loss carryforward of approximately $814,300 available to offset taxable income in future years which expires in fiscal 2029. However, a 100% valuation allowance was established since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

15.	Subsequent Events

a)
On January 3, 2012, the Company modified the conversion terms of the convertible promissory notes described in Notes 7(f), (m) and (n) to convertible at the lesser of 35% of the lowest closing bid price of the previous 10 days or $0.0005.

b)	On January 5, 2012, the Company issued 3,465,347 shares of common stock upon the conversion of $3,500 of the convertible note as described in Note 7(g).

c)	On January 11, 2012, the Company issued 13,000,000 shares of common stock upon the conversion of $6,500 of the convertible note as described in Note 7(f).

d)	On January 15, 2012, 500,000 share purchase warrants with an exercise price of $0.15 expired.

e)	On January 20, 2012, the Company issued 11,000,000 shares of common stock upon the conversion of $5,500 of the convertible note as described in Note 7(f).

f)	On January 23, 2012, the Company issued 13,333,333 shares of common stock upon the conversion of $8,800 of the convertible note as described in Note 7(g).

g)
On January 25, 2012, the Company issued 3,600,000 shares of common stock upon the conversion of principal amount of $500 and accrued interest of $1,300 of the convertible note as described in Note 7(f).

h)	On January 30, 2012, the Company issued 14,893,617 shares of common stock upon the conversion of $7,000 of the convertible note as described in Note 7(m).

i)	On February 6, 2012, the Company issued 13,333,333 shares of common stock upon the conversion of $8,000 of the convertible note as described in Note 7(g).

j)	On February 8, 2012, the Company issued 16,666,667 shares of common stock upon the conversion of $6,500 of the convertible note as described in Note 7(m).

k)	On February 17, 2012, the Company issued 17,567,568 shares of common stock upon the conversion of $6,500 of the convertible note as described in Note 7(m).

l)	On February 27, 2012, the Company issued 17,241,379 shares of common stock upon the conversion of $5,000 of the convertible note as described in Note 7(m).

m)	On March 1, 2012, the Company issued 13,333,333 shares of common stock upon the conversion of principal amount of $5,200 of the convertible note as described in Note 7(g).

n)
On March 6, 2012, the Company entered into a Convertible Promissory Note agreement for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 10% per year and the principal amount and any interest thereon are due on or before March 5, 2013.

o)
On March 8, 2012, the Company entered into a Convertible Promissory Note agreement for $5,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on or before March 7, 2013.

p)	On March 13, 2012, the Company issued 17,567,568 shares of common stock upon the conversion of $6,500 of the convertible note as described in Note 7(m)

q)
On March 19, 2012, the Company issued 5,714,286 shares of common stock upon the conversion of principal amount of $1,000 and accrued interest of $1,000 of the convertible note as described in Note 7(m).

r)	On March 23, 2012, the Company issued 937,500 shares of common stock upon the conversion of accrued interest of $300 on the convertible note as described in Note 7(m).

s)	On March 23, 2012, the Company issued 12,500,000 shares of common stock upon the conversion of $4,000 of the convertible note as described in Note 7(n).

t)
On March 29, 2012, the Company held a Special Meeting of Shareholders and authorized the increasing of authorized capital of the Company from 500,000,000 shares of common stock with a par value of $0.00001 per share to 8,000,000,000 shares of common stock with a par value of $0.00001 per share and granted discretionary authority to the Company’s Board of Directors to implement a reverse stock split of the Company’s common stock, on a basis of up to five hundred pre-consolidation shares within twelve months of the date of the Special Meeting.

u)
On March 31, 2012, the Company entered into a Funding Term Sheet pursuant to which the investor agreed to purchase $10,000,000 of the Company’s common stock over the course of 4 years.  Upon execution of the Funding Term Sheet, the Company agreed to pay to the investor $30,000 in restricted stock as compensation for the investor’s structuring, legal, administrative and due diligence costs associated with the proposed transaction.  On April 5, 2012, the Company issued 33,333,333 restricted shares of common stock for structuring and due diligence fee.

v)	On April 9, 2012, the Company issued 3,300,000 restricted shares of common stock pursuant to the finder’s fee agreement as described in Note 13(y).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to December 31, 2011, included in this report have been audited by Malone & Bailey, LLP, as set forth in this annual report. We have no disagreements with, or change in, our accountants and auditors on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer and, Treasurer as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2011, the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO, COO and Treasurer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Ning C. Wu	55	President, Principal Executive Officer and a member of the Board of Directors.

Luis Kuo	32	Chief Operations Officer.

Hui Liu	42	Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

Ping Tan	43	Chief Marketing Officer and a member of the Board of Directors.

Sean Lee Heung	46	Chief Technology Officer and a member of the Board of Directors.

Ping Hai Shen	39	A member of the Board of Directors.

Each director of the Company serves for a term of one year or until such director’s successor is duly elected and is qualified.

Each officer serves, at the pleasure of the board of directors, for a term of one year and until such officer’s successor is duly elected and is qualified.

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

Luis Kuo

Luis Kuo, an executive businessman, has over 12 years experience in transforming companies from start-ups, to reorganizations, to joint ventures across the IT and healthcare sectors. His practice spectrum spans general management, business development, and sales and marketing. From 2004 to 2011, Mr. Kuo has held the role of VP Sales at iNTERFACEWARE Inc., a leading software solution company in healthcare integration technologies. He has successfully secured strong partnerships between iNTERFACEWARE, international companies and government healthcare agencies. Mr. Kuo has led the company through strategic growth and positioned it to become one of the most recognized developers of mid-size HL7 Integration Engines globally. Prior to this VP role, Mr. Kuo was Senior Recruiter for North America for Netsuite Inc., a leading vendor of cloud computing business management software applications. In this role, he was responsible for the organization’s senior executive staffing needs and was honored with a Significant Contributor Award for his invaluable contribution to the company.

Hui Liu

Ms. Liu has over 21 years experience with five multinational companies in roles of procurement, purchasing, sales and marketing support, office administration, and HR management. In June, 2007, Ms. Liu created Global Shero, a private company Forum to promote active Dialogue to empower women to make ‘balanced’ choices in their personal and professional lives. Her passion is the well being of women and children. Since August 2008, Ms. Liu has held a senior managerial position in HR with Richemont, a luxury goods company with distribution and service networks throughout Europe, Asia Pacific, Japan, North and South America and South Africa. Based in Shanghai, Ms. Liu is responsible for supporting the development and execution of HR strategies as well as organizational development. Other responsibilities include driving a service culture of growth, meeting commitments, and positive employee relations as well as conducting organization assessments and upgrading talent through staffing and talent pipeline development. From 2004 to 2007, Ms. Liu was the first local Chinese talent selected for Honeywell in an Asia Pacific senior HR management role, supporting 4 major corporate functions across 13 countries. Based in Shanghai, she partnered with regional managers in the Shared Services organization to migrate work from high host countries, from EMEA (Europe, Middle East, Africa) and North America to Shanghai and India to make Honeywell’s rapid global transformation successful. She was responsible for functional leadership to develop HR strategies and partnering with HR operations teams to manage the effective acquisition, development and management of talent. Among her primary responsibilities were working with HR operations teams to ensure the aligned and effective delivery of HR support/services to the business; working with other managers to manage talent development including mentoring; ensuring a robust pipeline of quality candidates and; executing plans to achieve positive employee relations.

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

Sean Lee Heung

Mr. Lee Heung has over 16 years experience within the information technology industry in sales and marketing, channel development and program management. He has worked with client firms in the healthcare industry, specializing in software and infrastructure solutions for end users. His area of expertise is assisting these client firms to resell into the healthcare industry while obtaining the required government authorization and approvals. Since April, 2007, Mr. Lee Heung has been a Territory Manager with Arrow ECS-IBM Group, an information technology distributor specializing in providing solutions and services focused on data storage, data management, and protection of critical business information. His area of expertise involves helping his clients in developing and understanding the ‘big picture’ perspective of technology and the overall impact on business/customer requirements. From 1998 to 2007, Mr. Lee Heung was an Account Executive with Agilysys KeyLink Systems Group, an enterprise computing solutions distributor. His responsibilities included helping customers resolve their IT needs, infrastructure optimization, storage and resource management. In 1995, Mr. Lee Heung received his BA Honors degree in Human Geography from Brock University in Ontario, Canada.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

The Audit Committee consists of all of our directors. None of our directors are independent. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 5605(a)(2) of the Rules of NASDAQ stock market.

The Audit Committee generally has responsibility for appointing, overseeing, and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the accountant’s audit, reviewing our audit and control functions, approving all permitted non-audit services provided by our independent certified public accountants, and reporting to our full Board of Directors regarding all of the foregoing. The Audit Committee communicates with the independent certified public accountants in connection with its review and approval of (i) the unaudited financials for inclusion in our quarterly reports and (ii) the annual audited financial statements for inclusion in our Annual Report on Form 10-K. The Audit Committee also provides our Board of Directors with such additional information and material as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. Additionally, the Audit Committee considers any related party transactions between the Company or any of its subsidiaries and any director, officer or the significant shareholders of the Company. The Audit Committee’s goals and responsibilities are set forth in a written Audit Committee Charter. The Audit Committee met in July 2011 in Beijing, China but took no action during the year ended December 31, 2011.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

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

Summary Compensation Table

The following table sets forth information concerning compensation paid, earned or accrued by our chief executive officer and our chief operations officer for the fiscal years ending December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ning C. Wu (1)	2011	60,000	0	0	0	0	0	0	60,000
CEO, President	2010	60,000	0	836,000	125,000	0	0	0	1,021,000

Luis Kuo (2)	2011	0	0	144,000	25,000	0	0	0	169,000
COO	2010	0	0	0	0	0	0	0	0

(1)
We currently have a Consultancy Agreement (“the Consultancy”) dated November 25, 2009 with our Chief Executive Officer (“CEO”) whereby we must pay a monthly fee of $5,000 for management services. On September 13, 2010, we entered into a CEO Amendment Agreement (the “Amendment”) to the Consultancy Agreement. The Amendment amends the original agreement to reflect the CEO’s current positions with us and the CEO’s new Restricted Securities and Stock Option Grant compensation. Pursuant to these Agreements, we issued 38,000,000 restricted shares of common stock to the CEO for management services. Additionally, on September 13, 2010, we entered into a Lock Up Agreement (“Lock Up”) with the CEO. The Lock Up provides a restriction clause whereby the CEO is not permitted to sell, dispose of, pledge or grant any rights with respect to the Restricted Securities until September 13, 2012. On December 30, 2010, we granted the CEO 500,000 stock options pursuant to our 2010 Stock Option Plan. On August 4, 2011, the Board of Directors approved the termination of the Lock Up agreement which restricted the transfer until September 13, 2012 of all of the shares of common held by the CEO.  On September19, 2011, the CEO transferred an aggregate of 35,000,000 shares of the 38,000,000 shares of common stock held by her to seven transferees, including 5,000,000 shares to Ocean Wise International Industrial Limited, a joint venture partner of the Company for the provision of pediatric healthcare in China.

(2)
We currently have an Executive Officer Employment Agreement (“the Employment”) dated February 1, 2011 with our Chief Operating Officer (“COO”) whereby we issued 2,000,000 restricted shares of common stock for the first year of service.  The term of the agreement is 36 months and the agreement is automatically renewable for successive one year periods.  Additionally, we granted the COO 100,000 stock options pursuant to our 2010 Stock Option Plan.  On August 4, 2011, the Board of Directors approved an amendment (the “Amended Agreement”) to the Employment Agreement, to provide for the issuance of 8,000,000 restricted shares. All of the other terms of the Employment Agreement remain in effect without modification.

Other than as described above, we have no other employee contracts. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we expect to adopt these plans in the future. Our officers and directors will handle our administrative duties until we raise enough funds to be able to hire administrative personnel.

On December 30, 2010, we adopted 2010 Stock Option Plan (the “Plan”), the purpose of which is to provide incentives to key employees, officers, directors, consultants, and agents of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company.  The stock options have an exercise price of $0.25 per share and are exercisable for five (5) years from the date of grant. The Plan terminates on August 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END ENDED DECEMBER 31, 2011

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexercisable	Price	Expiration
Name	(#)	(#)	($/Sh)	Date
Ning C. Wu, President and Chief Executive Officer	250,000	250,000	$0.25	1/15/16
Luis Kuo, Chief Operating Officer	50,000	50,000	$0.25	2/15/17

Ms. Wu was granted an option to purchase 500,000 shares of our common stock on December 30, 2010 at an exercise price of $0.25 per share, which options vested as to 125,000 shares on June 28, 2011, 125,000 shares on December 28, 2011 and will vest as to 250,000 shares subject to the option on June 28, 2012.

Mr. Kuo was granted an option to purchase 100,000 shares of our common stock on February 1, 2011at an exercise price of $0.25 per share, which options vested as to 50,000 shares on August 1, 2011 and will vest as to 25,000 shares on January 1, 2012 (vested) and 25,000 shares subject to the option on August 1, 2012.

Compensation of Directors

The following table reflects compensation paid to our directors during the fiscal year ended December 31, 2011.

Director’s Compensation Table

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Liu	0	0	0	0	0	0	0

Ping Tan	0	2,500	0	0	0	0	2,500

Sean Lee Heung	0	0	0	0	0	0	0

Ping Hai Shen	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 13, 2012, the total number of shares of common stock owned beneficially by (i) each named executive officer and directors of our company and (ii) each person or entity which is known by us to beneficially own more than 5% of our total outstanding shares of common stock. Percentage of beneficial ownership is based on 549,686,217 shares of common stock outstanding as of April 13, 2012. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o Medical Care Technologies, Inc., Room 815, No. 2 Building, Beixiaojie, Dongzhimen Nei, Beijing, China 10009.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent of Class

Ning C. Wu	3,250,000	(1)	0.59%

Luis Kuo	10,050,000	(2)	1.83%

Hui Liu	1,075,000	(3)	0.20%

Ping Tan	533,333	(4)	0.10%

Sean Lee Heung	283,333	(5)	0.05%

All officers and directors as a group (5 persons)	15,191,666	(6)	2.77%

AGS Capital Group LLC 801 Brickell Avenue, Suite 902 Miami, Florida, 33131	33,333,333		6.06%

(1)	Includes 250,000 shares currently exercisable pursuant to a stock option.
(2)	Includes 50,000 shares currently exercisable pursuant to a stock option.
(3)	Includes 75,000 shares currently exercisable pursuant to a stock option.
(4)	Includes 33,333 shares currently exercisable pursuant to a stock option.
(5)	Includes 33,333 shares currently exercisable pursuant to a stock option.
(6)	Includes 441,666 shares currently exercisable pursuant to a stock option.

There are no family relationships among our officers and directors.

Changes in Control

There are no arrangements which may result in a change of control of our company. There are no known persons that may assume control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2010, we have engaged in the following transactions with our directors, executive officers, holders of more than five percent of our voting securities, and affiliates of our directors, executive officers and 5% shareholders.

On September 13, 2010, we entered into a CEO Amendment Agreement to the Consultancy Agreement with Ms. Wu as described above.

On February 1, 2011, we entered into the Kuo Employment Agreement with Luis Kuo, our Chief Operating Officer as described above.

On August 4, 2011, we amended Mr. Kuo Employment Agreement to provide for the issuance of 8,000,000 restricted shares of the Company’s common stock as described above.

Ms. Wu, our President and Chief Executive Officer was granted an option to purchase 500,000 shares of our common stock on December 30, 2010 at an exercise price of $0.25 per share, which option will vest as to 25% of the shares subject to the option on the 6 month anniversary of the date of grant and as to 25% of the shares subject to the option on the first anniversary date of grant and the remaining 50% of the shares subject to the option eighteen months thereafter.

Ms. Lui, our Treasurer, was granted an option to purchase 100,000 shares of our common stock on December 30, 2010 at an exercise price of $0.25 per share, which option will vest as to 50% of the shares subject to the option on the 6 month anniversary of the date of grant and as to 25% of the shares subject to the option on the first anniversary date of grant and the remaining 25% of the shares subject to the option eighteen months thereafter.

Mr. Kuo, our Chief Operations Officer, was granted an option to purchase 100,000 shares of our common stock on February 1, 2011 at an exercise price of $0.25 per share, which option will vest as to 50% of the shares subject to the option on the 6 month anniversary of the date of grant and as to 25% of the shares subject to the option on the first anniversary date of grant and the remaining 25% of the shares subject to the option eighteen months thereafter.

Mr. Lee Heung, our Chief Technology Officer, was granted an option to purchase 50,000 shares of our common stock on December 30, 2010 at an exercise price of $0.25 per share, which option will vest as to 1/3rd of the shares subject to the option on the 6 month anniversary of the date of grant; as to 1/3rd of the shares subject to the option on the first anniversary date of grant and 1/3rd of the shares subject to the option eighteen months thereafter.

Mr. Tan, our Chief Marketing Officer, was granted an option to purchase 50,000 shares of our common stock on December 30, 2010 at an exercise price of $0.25 per share, which option will vest as to 1/3rd of the shares subject to the option on the 6 month anniversary of the date of grant; as to 1/3rd of the shares subject to the option on the first anniversary date of grant and 1/3rd of the shares subject to the option eighteen months thereafter.

On August 4, 2011, we terminated the Lock-Up Agreement with respect to Ms. Wu’s 38,000,000 shares of our common stock.

On September19, 2011, Ms. Wu transferred an aggregate of 35,000,000 shares of the 38,000,000 shares of common stock held by her to seven transferees, including 5,000,000 shares to Ocean Wise International Industrial Limited, a joint venture partner of the Company for the provision of pediatric healthcare in China.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our principal independent accountant is Malone Bailey LLP. Their pre-approved fees billed to the Company are set forth below:

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

2011	$25,900
2010	$26,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0
2010	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0
2010	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0
2010	$0

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2012	8-K	03/30/12	3.3

4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

4.13	Amended and Restated 15% Convertible Debenture with Long Side Ventures LLC dated December 9, 2011	8-K	12/16/11	4.13

4.6	Convertible Promissory Note with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	4.6

4.7	Convertible Promissory Note with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	4.7

4.8	Convertible Promissory Note with Asher Enterprises Inc. dated April 12, 2011	8-K	4/22/11	4.8

4.9	Form of Convertible Promissory Note	8-K	5/6/11	4.9

4.91	Convertible Promissory Note with Asher Enterprises Inc. dated June 11, 2011	8-K	6/9/11	4.91

4.92	Convertible Promissory Note with Asher Enterprises Inc. dated July 20, 2011	8-K	7/29/11	4.92

4.93	Convertible Promissory Note with Asher Enterprises Inc. dated September 9, 2011	8-K	9/16/11	4.93

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

10.3	CEO Amendment Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.3

10.4	Lock Up Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.4

10.5	Consultancy Agreement dated November 25, 2009 with Ning C. Wu	8-K	9/17/10	10.5

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010	10-Q	11/15/10	10.6

10.12	Securities Purchase Agreement with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	10.12

10.13	Securities Purchase Agreement with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	10.13

10.14	Securities Purchase Agreement with Asher Enterprises Inc. dated April 12, 2011	8-K	4/22/11	10.14

10.19	Joint Venture Master Agreement with Ocean Wise International Industrial Limited dated April 28, 2011	8-K	5/6/11	10.19

10.20	Securities Purchase Agreement with Asher Enterprises Inc. dated June 1, 2011	8-K	6/9/11	10.20

10.21	Securities Purchase Agreement with Asher Enterprises Inc. dated July 20, 2011	8-K	7/29/11	10.21

10.22	First Amendment to Executive Officer Employment Agreement with Luis Kuo dated August 1, 2011	8-K	8/11/11	10.22

10.23	Securities Purchase Agreement with Asher Enterprises Inc. dated September 9, 2011	8-K	9/16/11	10.23

10.34	Debt Purchase Agreement, dated December 8, 2011, between Long Side Ventures LLC and Celine Wang	8-K	12/16/11	10.34

10.35	Stock Escrow Agreement, among Long Side Ventures LLC, Medical Care Technologies, Inc. and Jonathan D. Leinwand, P.A.	8-K	12/16/11	10.35

10.36	Irrevocable Transfer Agent Instructions from Medical Care Technologies, Inc. to Empire Stock Transfer Inc.	8-K	12/16/11	10.36

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X

99.1	Certificate of Amendment to Articles of Incorporation	8-K	9/17/10	99.1

99.2	CEO Letter to Shareholders				X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema	X

101.CAL	XBRL Taxonomy Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CARE TECHNOLOGIES INC.

Date: April 16, 2012	BY:	/s/ Ning C. Wu
Ning C. Wu
President and Chief Executive Officer(, Principal Executive Officer)and director
Date: April 16, 2012
	BY:	/s/ Hui Liu
Hui Liu
Treasurer and director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ning C. Wu
Ning C. Wu	President, Chief Executive Officer and a member of the Board of Directors(Principal Executive Officer)	April 16, 2012

/s/ Luis Kuo
Luis Kuo	Chief Operating Officer	April 16, 2012

/s/ Hui Liu
Hui Liu	Treasurer and a member of the Board of Directors (Principal Financial Officer, Principal Accounting Officer)	April 16, 2012
/s/ Ping Tang
Ping Tan	Chief Marketing Officer and a member of the Board of Directors	April 16, 2012

/s/ Sean Lee Heung
Sean Lee Heung	Chief Technology Officer and a member of the Board of Directors	April 16, 2012

/s/ Ping Hai Shen
Ping Hai Shen	A member of the Board of Directors	April 16, 2012

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.3	Certificate of Amendment to Articles of Incorporation, dated April 4, 2012	8-K	03/30/12	3.3

4.1	Specimen Stock Certificate.	S-1	05/30/08	4.1

4.13	Amended and Restated 15% Convertible Debenture with Long Side Ventures LLC dated December 9, 2011	8-K	12/16/11	4.13

4.6	Convertible Promissory Note with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	4.6

4.7	Convertible Promissory Note with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	4.7

4.8	Convertible Promissory Note with Asher Enterprises Inc. dated April 12, 2011	8-K	4/22/11	4.8

4.9	Form of Convertible Promissory Note	8-K	5/6/11	4.9

4.91	Convertible Promissory Note with Asher Enterprises Inc. dated June 11, 2011	8-K	6/9/11	4.91

4.92	Convertible Promissory Note with Asher Enterprises Inc. dated July 20, 2011	8-K	7/29/11	4.92

4.93	Convertible Promissory Note with Asher Enterprises Inc. dated September 9, 2011	8-K	9/16/11	4.93

10.1	Letter of Intent between AM Oil Resources and Technology Inc. and Great Union Corporation	10-K	10/06/09	10.1

10.2	Asset Acquisition Agreement with Great Union Corporation	10-K	01/09/10	10.2

10.3	CEO Amendment Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.3

10.4	Lock Up Agreement dated September 13, 2010 with Ning C. Wu	8-K	9/17/10	10.4

10.5	Consultancy Agreement dated November 25, 2009 with Ning C. Wu	8-K	9/17/10	10.5

10.6	Accredited Members Inc. Annual Profile Agreement dated September 15, 2010	10-Q	11/15/10	10.6

10.12	Securities Purchase Agreement with Asher Enterprises Inc. dated February 1, 2011	8-K	2/15/11	10.12

10.13	Securities Purchase Agreement with Asher Enterprises Inc. dated March 11, 2011	8-K	3/24/11	10.13

10.14	Securities Purchase Agreement with Asher Enterprises Inc. dated April 12, 2011	8-K	4/22/11	10.14

10.19	Joint Venture Master Agreement with Ocean Wise International Industrial Limited dated April 28, 2011	8-K	5/6/11	10.19

10.20	Securities Purchase Agreement with Asher Enterprises Inc. dated June 1, 2011	8-K	6/9/11	10.20

10.21	Securities Purchase Agreement with Asher Enterprises Inc. dated July 20, 2011	8-K	7/29/11	10.21

10.22	First Amendment to Executive Officer Employment Agreement with Luis Kuo dated August 1, 2011	8-K	8/11/11	10.22

10.23	Securities Purchase Agreement with Asher Enterprises Inc. dated September 9, 2011	8-K	9/16/11	10.23

10.34	Debt Purchase Agreement, dated December 8, 2011, between Long Side Ventures LLC and Celine Wang	8-K	12/16/11	10.34

10.35	Stock Escrow Agreement, among Long Side Ventures LLC, Medical Care Technologies, Inc. and Jonathan D. Leinwand, P.A.	8-K	12/16/11	10.35

10.36	Irrevocable Transfer Agent Instructions from Medical Care Technologies, Inc. to Empire Stock Transfer Inc.	8-K	12/16/11	10.36

31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002				X

31.2	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002				X

32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002				X

32.2	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002				X

99.1	Certificate of Amendment to Articles of Incorporation	8-K	9/17/10	99.1

99.2	CEO Letter to Shareholders	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema	X

101.CAL	XBRL Taxonomy Calculation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

101.LAB	XBRL Taxonomy Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X