Form 10-Q
period 2012-03-31
Medical Care Technologies Inc.
filed 2012-05-15
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53665

MEDICAL CARE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

26-4227137
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,363,060,566 as of May 15, 2012.

Medical Care Technologies Inc.
(A Development Stage Company)
March 31, 2012

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Expenses	F-2

Consolidated Statements of Cash Flows	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4 to F-5

Notes to the Consolidated Financial Statements	F-6 to F-21

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current Assets

Cash and cash equivalents	$784	$3,380
Prepaid expenses	43,069	41,682

Total Current Assets	43,853	45,062

Property and equipment, net of accumulated depreciation of $50,000 and $50,000, respectively	20,151	6,200
Intangible asset	457,695	457,695
Deferred financing costs	31,256	4,964

Total Assets	$552,955	$513,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$116,652	$90,679
Accrued liabilities	37,603	20,606
Convertible note payable, net of unamortized discount of $63,530 and $23,100, respectively	20,302	93,596
Derivative liability	195,931	155,958
Due to related parties	120,178	79,635
Loans payable	81,095	80,981

Total Current Liabilities	571,761	521,455

Convertible note payable, net of unamortized discount of $20,057 and $45,500, respectively	2,005	954
Loans payable	130,000	130,000

Total Liabilities	703,766	652,409

Commitments and Contingency

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of March 31, 2012 and December 31, 2011	–	–

Common Stock: 8,000,000,000 shares authorized, $0.00001 par value, 516,386,217 and 308,898,953 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5,164	3,089

Additional Paid-in Capital	4,321,646	3,998,827

Deficit Accumulated During the Development Stage	(4,622,335)	(4,291,564)

Total Stockholders’ Deficit	(295,525)	(289,648)

Non-controlling Interest	144,714	151,160

Total Stockholders’ Deficit	(150,811)	(138,488)

Total Liabilities and Stockholders’ Deficit	$552,955	$513,921

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

			Period from
			February 27, 2007
	For the Three Months Ended		(Inception)
	March 31,		to March 31,
	2012	2011	2012

Expenses

General and administrative	$52,691	$67,017	$1,803,484
Depreciation and amortization expense	–	2,500	504,918
Management fees	25,516	44,809	1,258,963

Total Operating Expenses	(78,207)	(114,326)	(3,567,365)

Other Income (Expense)

Interest expense	(92,481)	(12,369)	(579,989)
Loss on derivative	(166,241)	(929)	(352,409)
Loss on extinguishment of debt	–	–	(37,225)
Loss on settlement of debt	–	–	(13,750)
Foreign currency exchange loss	(288)	(42)	(1,394)

Total Other Income (Expense)	(259,010)	(13,340)	(984,767)

Loss Before Discontinued Operations	(337,217)	(127,666)	(4,552,132)

Loss from Discontinued Operations	–	–	(87,310)

Net Loss	$(337,217)	$(127,666)	$(4,639,442)

Net Loss attributable to non-controlling interest	6,446	1,453	17,107

Net Loss Attributable to Medical Care Technologies Inc.	$(330,771)	$(126,213)	$(4,622,335)

Net Loss Per Common Share –
Basic and Diluted available to
Medical Care Technologies Inc.:	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding –Basic and Diluted	396,538,000	163,279,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from February 27,2007
	For the Three Months Ended		(Date of Inception)
	March 31,		to March 31,
	2012	2011	2012

Cash Flows From Operating Activities:

Net loss	$(337,217)	$(127,666)	$(4,639,442)
Adjustment to reconcile net loss to net cash used in operating activities:

Donated services and expenses	–	–	10,500
Depreciation and amortization	–	2,500	504,918
Stock-based compensation	(974)	50,159	2,269,109
Accretion of discount on convertible debt	77,513	8,521	529,136
Loss on derivative	166,241	929	352,409
Loss on extinguishment of debt	–	–	37,225
Loss on settlement of debt	–	–	13,750
Amortization of debt financing costs	3,708	832	16,994

Changes in operating assets and liabilities:
Prepaid expenses	(1,387)	2,000	(43,069)
Accounts payable	12,022	(15,262)	140,397
Accrued liabilities	21,955	5,787	52,010
Net Cash Used in Operating Activities	(58,139)	(72,200)	(756,063)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	–	–	(6,200)
Cash paid for purchase of clinic license	–	–	(457,695)
Net Cash Used in Investing Activities	–	–	(463,895)

Cash Flows From Financing Activities:
Proceeds from sale of common stock for cash	–	–	141,000
Proceeds from loans payable	–	–	221,189
Proceeds from convertible note payable	15,000	77,000	551,750
Due to related party	40,543	–	144,982
Contributions from non-controlling interest	–	1,600	161,821
Cash Provided by Financing Activities	55,543	78,600	1,220,742

(Decrease) Increase in Cash and Cash Equivalents	(2,596)	6,400	784

Cash and Cash Equivalents – Beginning of Period	3,380	391	–

Cash and Cash Equivalents – End of Period	$784	$6,791	$784

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Acquisition of property and equipment in accounts payable	$13,591	$–	$13,591
Debt discount	$92,500	$–	$612,204
Cancellation of shares	$–	$–	$573
Conversion of derivative liability	$218,768	$7,024	$808,711
Reclassification of related party debt to/from accounts payable	$–	$–	$48,249
Shares issued for acquisition of assets	$–	$–	$504,918
Shares issued upon conversion of convertible debt and accrued interest	$77,100	$10,094	$538,821
Shares issued for financing fees	$30,000	$–	$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Non– Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 pershare to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 Pershare	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for investor relations services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Non– Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting and advisory services	25,000,000	250	362,690	–	–	362,940

Issuance of common stock upon conversion of convertible debt	99,929,606	999	460,722	–	–	461,721

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	11,500,000	115	165,985	–	–	166,100

Issuance of common stock for administrative services	5,125,000	52	65,216	–	–	65,268

Issuance of common stock for investor relations services	5,088,260	51	82,449	–	–	82,500

Conversion feature on convertible debt	–	–	589,943	–	–	589,943

Stock-based compensation	–	–	111,379	–	–	111,379

Net loss for the period	–	–	–	(1,923,887)	(10,661)	(1,934,548)

Contribution from non-controlling interest	–	–	–	–	161,821	161,821

Balance – December 31, 2011	308,898,953	$3,089	$3,998,827	$(4,291,564)	$151,160	$(138,488)

Issuance of common stock upon conversion of convertible debt	174,153,931	1,742	75,358	–	–	77,100

Issuance of common stock for deferred financing fees	33,333,333	333	29,667	–	–	30,000

Conversion feature on convertible debt	–	–	218,768	–	–	218,768

Stock-based compensation	–	–	(974)	–	–	(974)

Net loss for the period	–	–	–	(330,771)	(6,446)	(337,217)

Balance – March 31, 2012	516,386,217	$5,164	$4,321,646	$(4,622,335)	$144,714	$(150,811)

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

Basis of Presentation

These accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2011 as reported on Form 10-K, have been omitted.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate eranings in the immediate or foreseeable future.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at March 31, 2012, the Company has working capital deficit of $527,908and has accumulated losses of $4,622,335 since inception.These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

2.	Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2012 Net Carrying Value $	December 31, 2011 Net Carrying Value $

Computer hardware	30,000	30,000	–	–
Equipment	20,000	20,000	–	–
Leasehold improvements	20,151	–	20,151	6,200

	70,151	50,000	20,151	6,200

3.	Related Party Transactions

a)
During the three months ended March 31, 2012, the Company recognized $25,000 of management fees for the President of the Company. At March 31, 2012, the Company is indebted to the President of the Company for $100,000 for management fees owed to the President of the Company.The Company is also indebted to the President of the Company and a company controlled by the President of the Company for $11,913 for expenses paid on behalf of the Company.  These amounts are unsecured, bear no interest and are due on demand.

b)
On April 23, 2012, the Company entered into a CEO Agreement with the President of the Company, which has an initial term of 1 year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay the President an annual compensation of $120,000 commencing February 1, 2012 and to issue 120,000,000 restricted shares of common stock to the President.  On April 30, 2012, the Company issued the 120,000,000 shares to the President.  Refer to Notes 12(e) and (l).

c)
At March 31, 2012, the Company is indebted to the Chief Operating Officer of the Company for $8,251 for expenses paid on behalf of the Company. This amount is unsecured, bears no interest and is due on demand.

d)
On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2016. 50,000 stock options vested on August 1, 2011, 25,000 stock options vest on January 1, 2012, and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.48%, an expected volatility of 250%, and a 0% dividend yield. The weighted fair value of stock options was $0.014 per share. During the three months ended March 31, 2012, the Company recorded stock-based compensation of $58 as management fees.

d)
On December 30, 2010, the Company issued 500,000 stock options to the President of the Company with an exercise price of $0.25 per share.  The 500,000 stock options are exercisable until December 30, 2015.  125,000 stock options vested on June 28, 2011, 125,000 vested on Dec 28, 2011, and 250,000 stock options vest on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the three months ended March 31, 2012, the Company recorded stock-based compensation of $458as management fees.

e)
On December 30, 2010, the Company issued an aggregate of 250,000 stock options to four directors of the Company with an exercise price of $0.25 per share.  The 250,000 stock options are exercisable until December 30, 2015.  99,998 stock options vested on June 28, 2011, 75,001 stock options vested on December 28, 2011, and 75,001 stock options vest on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10.01 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the three months ended March 31, 2012, the Company recorded stock-based compensation of $137 as management fees.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

4.	Loans payable

The following table summarizes the change in loans payable for the three months ended March 31, 2012:

Balance at December 31, 2011	$210,981
Addition of new loan payable	–
Settlement of loan payable	–
Foreign exchange translation	114
Balance at March 31, 2012	$211,095

As of March 31, 2012, the Company is in default of its loans amounting to $81,095.

5.	Convertible Notes Payable

a)
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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $27,056 as a derivative liability, reduced the carrying value of the convertible loan to $5,444 upon the commencement of the conversion period on November 28, 2011. The initial fair value of the derivative liability at November28, 2011 of $27,056 was determined using the Black Scholes option pricing model with a quoted market price of $0.0029, a conversion price of $0.002, expected volatility of 241%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.03%. The discount on the convertible loan is accreted over the term of the convertible loan.

On December 12, 2011, the Company issued 8,333,333 restricted shares of common stock upon the conversion of the principal amount of $10,000. Before the conversion of the note on December 12, 2011, the Company recorded accretion of $2,037. Upon the conversion of the note, the Company recognized unamortized discount of $7,698 as interestexpense. The fair value of the derivative liability at December12, 2011 was $57,269 and $17,621 was reclassified to additional paid-in capital upon the conversion of principal amount of $10,000. The fair value of the derivative liability at December 12, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.003, a conversion price of $0.0012, expected volatility of 271%, no expected dividends, an expected term of 0.23 years and a risk-free interest rate of 0.01%.

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

On January 3, 2012, the Company modified the terms of the convertible promissory note.  The conversion rate for the convertible note was amended to the lesser of the variable conversion price of 65% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to the conversion and the fixed conversion price of $0.0005.

The modification was analyzed under ASC 470-50 “Debt – Modifications and Extinguishments,” to determine if extinguishment accounting was applicable.  The present value of the future cash flows was less than 10% different than the cash flows of the original debt as there was no change to the principal, interest or maturity date and thus no change in cash flows.  The only change was to the previously bifurcated conversion option accounted under ASC 815, “Derivatives and Hedging”. Pursuant to ASC 470-50-40-11, the guidance found in ASC 470-50 does not apply to previously bifurcated embedded conversion options accounted for under ASC 815.  As a result of the guidance found in ASC 470-50, it was concluded there was no extinguishment of debt, no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized.

The Company then analyzed the modification of the conversion feature pursuant to ASC 815.  The change in terms of the conversion features would have resulted in a change in the fair value of the derivative liability.  As the derivative liability is marked to fair value at each reporting period, the change in fair value as a result of the modification was recorded during the three months ended March 31, 2012.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

On January 11, 2012, the Company issued 13,000,000 restricted shares of common stock upon the conversion of the principal amount of $6,500.  Before the conversion of the note on January 11, 2012, the Company recorded accretion of $1,150.  Upon the conversion of the note, the Company recognized unamortized discount of $3,550 as interest expense.  The fair value of the derivative liability at January 11, 2012 was $40,374 and $20,995 was reclassified to additional paid-in capital upon the conversion of principal amount of $6,500.  The fair value of the derivative liability at January 11, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0020, a conversion price of $0.0005, expected volatility of 378%, no expected dividends, and expected term of 0.15 years and a risk-free interest rate of 0.02%.

On January 20, 2012, the Company issued 11,000,000 restricted shares of common stock upon the conversion of the principal amount of $5,500.  Before the conversion of the note on January 20, 2012, the Company recorded accretion of $632.  Upon the conversion of the note, the Company recognized unamortized discount of $2,424 as interest expense.  The fair value of the derivative liability at January 20, 2012 was $15,950 and $14,621 was reclassified to additional paid-in capital upon the conversion of principal amount of $5,500.  The fair value of the derivative liability at January 20, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0017, a conversion price of $0.0005, expected volatility of 411%, no expected dividends, and expected term of 0.13 years and a risk-free interest rate of 0.04%.

On January 25, 2012, the Company issued 3,600,000 restricted shares of common stock upon the conversion of the principal amount of $500 and accrued interest of $1,300.  Upon the conversion of the note, the Company recognized unamortized discount of $220 as interest expense.  The fair value of the derivative liability at January 25, 2012 was $1,084 and this amount was reclassified to additional paid-in capital upon the conversion of principal amount of $500.  The fair value of the derivative liability at January 25, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0015, a conversion price of $0.0005, expected volatility of 347%, no expected dividends, and expected term of 0.11 years and a risk-free interest rate of 0.04%.

During the three months ended March 31, 2012, the Company recognized a loss of $20,084 on the change in fair value of the derivative liability.

b)
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

Pursuant to ASC 470-50, “Debt – Modification and Extinguishment,”it was determined that the original and modified notes are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note.  The modified note was initially recorded at fair value and that amount was compared to the carrying value of the original note prior to modification to determine the gain or loss on extinguishment of debt.

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

On December 19, 2011, the Company issued 9,000,000 restricted shares of common stock upon the conversion of the principal amount of $9,000. Before the conversion of the modified note on December 19, 2011, the Company recorded accretion of $543. Upon the conversion of the note, the Company recognized the unamortized discount of $8,911 as interest expense. The fair value of the derivative liability at December19, 2011 was $153,398 and $25,101 was reclassified to additional paid-in capital upon the conversion of the principal amount of $9,000.  The fair value of the derivative liability at December 19, 2011 was determined using the Black Scholes option pricing model with a quote market price of $0.0030, a conversion price of $0.0010, expected volatility of 217%, no expected dividends, an expected term of 1.98 years and a risk-free interest rate of 0.24%.

On January 5, 2012, the Company issued 3,465,347 restricted shares of common stock upon the conversion of the principal amount of $3,500. Before the conversion of the modified note on January 5, 2012, the Company recorded accretion of $18. Upon the conversion of the note, the Company recognized the unamortized discount of $3,461 as interest expense. The fair value of the derivative liability at January 5, 2012 was $104,512 and $7,952 was reclassified to additional paid-in capital upon the conversion of the principal amount of $3,500.  The fair value of the derivative liability at January 5, 2012 was determined using the Black Scholes option pricing model with a quote market price of $0.0025, a conversion price of $0.0010, expected volatility of 216%, no expected dividends, an expected term of 1.93 years and a risk-free interest rate of 0.27%.

On January 23, 2012, the Company issued 13,333,333 restricted shares of common stock upon the conversion of the principal amount of $8,800. Before the conversion of the modified note on January 23, 2012, the Company recorded accretion of $71. Upon the conversion of the note, the Company recognized the unamortized discount of $8,686 as interest expense. The fair value of the derivative liability at January 23, 2012 was $138,042 and $28,583 was reclassified to additional paid-in capital upon the conversion of the principal amount of $8,800.  The fair value of the derivative liability at January 23, 2012 was determined using the Black Scholes option pricing model with a quote market price of $0.0023, a conversion price of $0.0007, expected volatility of 218%, no expected dividends, an expected term of 1.88 years and a risk-free interest rate of 0.26%.

On February 6, 2012, the Company issued 13,333,333 restricted shares of common stock upon the conversion of the principal amount of $8,000. Before the conversion of the modified note on February 6, 2012, the Company recorded accretion of $51. Upon the conversion of the note, the Company recognized the unamortized discount of $7,884 as interest expense. The fair value of the derivative liability at February 6, 2012 was $66,686 and $15,831 was reclassified to additional paid-in capital upon the conversion of the principal amount of $8,000.  The fair value of the derivative liability at February 6, 2012 was determined using the Black Scholes option pricing model with a quote market price of $0.0013, a conversion price of $0.0006, expected volatility of 223%, no expected dividends, an expected term of 1.84 years and a risk-free interest rate of 0.24%.

On March 1, 2012, the Company issued 13,333,333 restricted shares of common stock upon the conversion of the principal amount of $5,200. Before the conversion of the modified note on March 1, 2012, the Company recorded accretion of $74. Upon the conversion of the note, the Company recognized the unamortized discount of $5,110 as interest expense. The fair value of the derivative liability at March 1, 2012 was $80,429 and $16,273 was reclassified to additional paid-in capital upon the conversion of the principal amount of $5,200.  The fair value of the derivative liability at March 1, 2012 was determined using the Black Scholes option pricing model with a quote market price of $0.0013, a conversion price of $0.0004, expected volatility of 235%, no expected dividends, an expected term of 1.78 years and a risk-free interest rate of 0.30%.

During the three months ended March 31, 2012, a loss of $4,153 was recognized on the change in fair value of the derivative liability.

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

On January 3, 2012, the Company modified the terms of the convertible promissory note.  The conversion rate for the convertible note was amended to the lesser of the variable conversion price of 65% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to the conversion and the fixed conversion price of $0.0005.

The modification was analyzed under ASC 470-50 "Debt - Modifications and Extinguishment," to determine if extinguishment accounting was applicable. The present value of the future cash flows was less then 10% different than the cash flows of the original debt as there was no change to the principal interest or maturity date and thus no change in cash flows. As a result of the guidance found in ASC 470-50, it was concluded there was no extinguishment of debt no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $115,621 as a derivative liability, reduced the carrying value of the convertible loan to $nil, and recognized a loss of $83,121 on derivative liability upon the commencement of the conversion period on January 16, 2012. The initial fair value of the derivative liability at January 26, 2012 of $115,621 was determined using the Black Scholes option pricing model with a quoted market price of $0.0021, a conversion price of $0.0005, expected volatility of 350%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.03%. The discount on the convertible loan is accreted over the term of the convertible loan.

On January 30, 2012, the Company issued 14,893,617 restricted shares of common stock upon the conversion of the principal amount of $7,000. Before the conversion of the note on January 30, 2012, the Company recorded accretion of $1,185. Upon the conversion of the note, the Company recognized unamortized discount of $6,745 as interestexpense. The fair value of the derivative liability atJanuary 30, 2012 was $96,536 and $20,793 was reclassified to additional paid-in capital upon the conversion of principal amount of $7,000. The fair value of the derivative liability at January 30, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0017, a conversion price of $0.0005, expected volatility of 360%, no expected dividends, an expected term of 0.23 years and a risk-free interest rate of 0.05%.

On February 8, 2012, the Company issued 16,666,667 restricted shares of common stock upon the conversion of the principal amount of $6,500. Before the conversion of the note on February 8, 2012, the Company recorded accretion of $819. Upon the conversion of the note, the Company recognized unamortized discount of $6,054 as interestexpense. The fair value of the derivative liability at February 8, 2012 was $67,796 and $17,282 was reclassified to additional paid-in capital upon the conversion of principal amount of $6,500. The fair value of the derivative liability at February 8, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0013, a conversion price of $0.0004, expected volatility of 357%, no expected dividends, an expected term of 0.21 years and a risk-free interest rate of 0.09%.

On February 17, 2012, the Company issued 17,567,568 restricted shares of common stock upon the conversion of the principal amount of $6,500. Before the conversion of the note on February 17, 2012, the Company recorded accretion of $1,148. Upon the conversion of the note, the Company recognized unamortized discount of $5,661 as interestexpense. The fair value of the derivative liability at February 17, 2012 was $41,500 and $14,197 was reclassified to additional paid-in capital upon the conversion of principal amount of $6,500. The fair value of the derivative liability at February 17, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0011, a conversion price of $0.0004, expected volatility of 299%, no expected dividends, an expected term of 0.18 years and a risk-free interest rate of 0.06%.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

On February 27, 2012, the Company issued 17,241,379 restricted shares of common stock upon the conversion of the principal amount of $5,000. Before the conversion of the note on February 27, 2012, the Company recorded accretion of $1,578. Upon the conversion of the note, the Company recognized unamortized discount of $3,724 as interestexpense. The fair value of the derivative liability at February 27, 2012 was $78,851 and $31,540 was reclassified to additional paid-in capital upon the conversion of principal amount of $5,000. The fair value of the derivative liability at February 27, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0021, a conversion price of $0.0003, expected volatility of 315%, no expected dividends, an expected term of 0.15 years and a risk-free interest rate of 0.10%.

On March 13, 2012, the Company issued 17,567,568 restricted shares of common stock upon the conversion of the principal amount of $6,500. Before the conversion of the note on March 13, 2012, the Company recorded accretion of $2,811. Upon the conversion of the note, the Company recognized unamortized discount of $2,405 as interestexpense. The fair value of the derivative liability at March 13, 2012 was $19,846 and $17,200 was reclassified to additional paid-in capital upon the conversion of principal amount of $6,500. The fair value of the derivative liability at March 13, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0013, a conversion price of $0.0004, expected volatility of 341%, no expected dividends, an expected term of 0.11 years and a risk-free interest rate of 0.06%.

On March 19, 2012, the Company issued 5,714,286 restricted shares of common stock upon the conversion of the principal amount of $1,000 and accrued interest of $1,000. Upon the conversion of the note, the Company recognized unamortized discount of $370 as interestexpense. The fair value of the derivative liability at March 19, 2012 was $1,736 and this amount was reclassified to additional paid-in capital upon the conversion of principal amount of $1,000. The fair value of the derivative liability at March 19, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0009, a conversion price of $0.0004, expected volatility of 347%, no expected dividends, an expected term of 0.10 years and a risk-free interest rate of 0.07%.

On March 19, 2012, the Company issued 937,500 restricted shares of common stock upon the conversion of accrued interest of $300.

During the three months ended March 31, 2012, a loss of $70,248 was recognized on the change in fair value of the derivative liability.

d)
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

On January 3, 2012, the Company modified the terms of the convertible promissory note.  The conversion rate for the convertible note was amended to the lesser of the variable conversion price of 65% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to the conversion and the fixed conversion price of $0.0005.

The modification was analyzed under ASC 470-50 "Debt - Modifications and Extinguishment," to determine if extinguishment accounting was applicable. The present value of the future cash flows was less then 10% different than the cash flows of the original debt as there was no change to the principal interest or maturity date and thus no change in cash flows. As a result of the guidance found in ASC 470-50, it was concluded there was no extinguishment of debt no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $172,698 as a derivative liability, reduced the carrying value of the convertible loan to $nil, and recognized a loss of $127,698 on derivative liability upon the commencement of the conversion period on March 7, 2012. The initial fair value of the derivative liability at March 7, 2012 of $172,698 was determined using the Black Scholes option pricing model with a quoted market price of $0.0013, a conversion price of $0.0003, expected volatility of 368%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.08%. The discount on the convertible loan is accreted over the term of the convertible loan.

On March 23, 2012, the Company issued 12,500,000 restricted shares of common stock upon the conversion of the principal amount of $4,000. Before the conversion of the note on March23, 2012, the Company recorded accretion of $1,704. Upon the conversion of the note, the Company recognized unamortized discount of $3,849 as interestexpense. The fair value of the derivative liability atMarch23, 2012 was $120,160 and $10,681 was reclassified to additional paid-in capital upon the conversion of principal amount of $4,000. The fair value of the derivative liability at March 23, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0011, a conversion price of $0.0003, expected volatility of 297%, no expected dividends, an expected term of 0.22 years and a risk-free interest rate of 0.08%.

During the three months ended March 31, 2012, a loss of $68,733 was recognized on the change in fair value of the derivative liability.

e)
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

During the three months ended March 31, 2012, a gain of $296 was recognized on the change in fair value of the derivative liability.

f)
On March6, 2012, the Company entered into Convertible Promissory Note agreement for $10,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on March5, 2013.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $14,058 as a derivative liability, reduced the carrying value of the convertible loan to $niland recognized a loss of $4,058 on derivative liability.  The initial fair value of the derivative liability at March6, 2012 of $14,058 was determined using the Black Scholes option pricing model with a quoted market price of $0.001, a conversion price of $0.0006, expected volatility of 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.17%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the three months ended March 31, 2012, a loss of $2,214 was recognized on the change in fair value of the derivative liability.

g)
On March8, 2012, the Company entered into Convertible Promissory Note agreement for $5,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 6% per year and the principal amount and any interest thereon are due on March7, 2013.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $7,547 as a derivative liability, reduced the carrying value of the convertible loan to $niland recognized a loss of $2,547 on derivative liability.  The initial fair value of the derivative liability at March8, 2012 of $7,547 was determined using the Black Scholes option pricing model with a quoted market price of $0.0013, a conversion price of $0.0007, expected volatility of 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the three months ended March 31, 2012, a loss of $1,105 was recognized on the change in fair value of the derivative liability.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

6.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of March 31, 2012 and December 31, 2011, there was no preferred stock issued and outstanding.

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

Common stock issued during the three months ended March 31, 2012:

a)
On March 31, 2012, the Company issued 33,333,333 restricted shares of common stock at a fair value of $30,000 for structuring and due diligence fee pursuant to the term sheet as described in Note 12(g).

Shares issued upon the conversion of convertible debts:

b)	On January 5, 2012, the Company issued 3,465,347 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

c)	On January 11, 2012, the Company issued 13,000,000 restricted shares of common stock upon the partial conversion of the convertible note as described in Note5(a).

d)	On January 20, 2012, the Company issued 11,000,000 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(a).

e)	On January 23, 2012, the Company issued 13,333,333 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

f)	On January 25, 2012, the Company issued 3,600,000 restricted shares of common stock upon the conversion of the convertible note as described in Note 5(a).

g)	On January 30, 2012, the Company issued 14,893,617 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

h)	On February 6, 2012, the Company issued 13,333,333 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

i)	On February 8, 2012, the Company issued 16,666,667 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

j)	On February 17, 2012, the Company issued 17,567,568 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

k)	On February 27, 2012, 2012, the Company issued 17,241,379 shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

l)	On March 1, 2012, the Company issued 13,333,333 shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

m)	On March13, 2012, the Company issued 17,567,568 shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

n)	On March 19, 2012, the Company issued 5,714,286 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

o)	On March 23, 2012, the Company issued 937,500 shares of common stock upon the conversion of the convertible note as described in Note 5(c).

p)	On March 23, 2012, the Company issued 12,500,000 shares of common stock upon the partial conversion of the convertible note as described in Note 5(d).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

7.	Stock Options

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

During the year ended December 31, 2010, the Company granted 1,350,000 stock options with an exerciseprice of $0.25 per share. All 1,350,000 stock options are exercisable until December 30, 2015. Of the1,350,000 stock options, 458,330 stock options vest on June 28, 2011, 383,335 stock options vest onDecember 28, 2011 and 508,335 stock options vest on June 28, 2012. The fair value for these stock optionswas estimated at the date of grant using the Black-Scholes option-pricing model assuming a weightedaverage expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0%dividend yield. The weighted average fair value of stock options granted was $0.011 per share. During thethree months ended March 31, 2012, the Company reversed stock-based compensation of $52 included in general andadministrative expense and recorded $458as management fees.During the three months ended March 31, 2011, the Company recorded stock-based compensation of $15,335 as general and administrative expense and $2,699 as management fees.

During the year ended December 31, 2011, the Company granted 350,000 stock options with an exercise price of $0.25 per share. Of the 350,000 stock options, 250,000 stock options are exercisable until December 30, 2015and 100,000 stock options are exercisable until February 1, 2016. Of the 350,000 stock options, 100,000 stock options vest on June 28, 2011, 50,000 stock options vest on August 1, 2011, 75,000 stock options vest on December 28, 2011, 25,000 stock options vest on January 1, 2012, 75,000 stock options vest on June 28, 2012 and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 9.47 years, a risk-free rate of 2.37%, an expected volatility of 214%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0093 per share. During the three months ended March 31, 2012, the Company reversed stock-based compensation of $77included in general and administrative expense and recorded $58 as management fees. During the three months ended March 31, 2011, the Company recorded stock-based compensation of $1,555 as general and administrative expense and $328 as management fees.

A summary of the Company’s stock option activity is as follows:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $

Outstanding, December 31, 2010	1,350,000	0.25

Granted	350,000	0.25

Outstanding, December 31, 2011	1,700,000	0.25

Granted	–	–

Outstanding, March 31, 2012	1,700,000	0.25	3.76	–

Exercisable, March 31, 2012	1,091,665	0.25	3.75	–

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

A summary of the status of the Company’s non-vested stock options as of March 31, 2012, and changes during the three months ended March 31, 2012 are presented below:

Non-vested options	Number of Options #	Weighted Average Grant Date Fair Value $

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	(1,066,665)	0.015

Non-vested at December 31, 2011	633,335	0.008

Granted	–	–
Vested	(25,000)	0.011

Non-vested at March 31, 2012	608,335	0.007

At March 31, 2012, there was $692 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at March 31, 2012.

8.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants #	Exercise Price $

Balance, December 31, 2010 and 2011	500,000	0.15

Expired	(500,000)	0.15

Balance,March 31, 2012	–	–

9.	Derivative Instruments

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

Convertible Debt – The embedded conversion option in the Company’s convertible notes described in Note 5 contain a conversion feature that qualifies for embedded derivative classification.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the three months ended March 31, 2012:

Balance at December 31, 2011	$155,958
Addition of new derivative liability	92,500
Settlement of derivative liability through conversion of debt	(218,768)
Derivative loss included in other income (expense)	166,241
Balance at March 31, 2012	$195,931

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

10.	Financial Instruments and Fair Value Measurements

ASC 820 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimizethe use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financialinstrument’s categorization within the fair value hierarchy is based upon the lowest level of input that issignificant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used tomeasure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets orliabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable forthe asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices foridentical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets);or model-derived valuations in which significant inputs are observable or can be derived principally from, orcorroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology thatare significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, convertible note payable, loans payable and amounts due to relatedparties. Pursuant to ASC 820, the fair value of cash equivalents is determined based on “Level 1” inputs, whichconsist of quoted prices in active markets for identical assets. The Company believes that the recorded values ofall of other financial instruments approximate their current fair values because of their nature and respectivematurity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreigncurrency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreignexchange rates and the degree of volatility of these rates. Currently, the Company does not use derivativeinstruments to reduce its exposure to foreign currency risk.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2012 and December 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012	Balance as of December 31, 2011
Liabilities:
Derivative Liabilities	$–	$–	$195,931	$195,931	$155,958

Total liabilities measured at fair value	$–	$–	$195,931	$195,931	$155,958

The Company used the Black-Scholes option pricing model to value the embedded conversion features using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from159% to 377%; risk-free interest rates ranging from 0% to 0.25% and expected terms based on the contractual term.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

11.	Commitments

a)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000. The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000. The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the Company amended the Executive Officer Employment Agreement.  Pursuant to the amendment, the Company issued 8,000,000 shares of common stock at a fair value of $113,600.  On April 23, 2012, the Company amended the Executive Officer Employment Agreement.  Pursuant to the 2nd amendment, the Company agreed to pay an annual salary of $60,000 and to issue 80,000,000 restricted shares of common stock.  Refer to Notes 13(f) and (m).

b)
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

c)
On May 18, 2011, ReachOut entered into two office lease agreements, which commenced on May 22, 2011 until May 21, 2017.  The minimum rent from May 22, 2011 to May 21, 2013 is $5,554 (RMB35,060) per month, the minimum rent from May 22, 2013 to May 21, 2014 is $5,892(RMB37,200) per month, the minimum rent from May 22, 2014 to May 21, 2015 is $6,083 (RMB38,400), the minimum rent from May 22, 2015 to May 21, 2016 is $6,273 (RMB39,600) and the minimum rent from May 22, 2016 to May 21, 2017 is $6,558 (RMB41,400).  The Company’s future minimum lease payments under the existing leases entered into during the year are as follows:

Fiscal year ending December 31, 2012	$49,982	(RMB315,540)
Fiscal year ending December 31, 2013	69,015	(RMB435,700)
Fiscal year ending December 31, 2014	72,040	(RMB454,800)
Fiscal year ending December 31, 2015	74,321	(RMB469,200)
Fiscal year ending December 31, 2016 and after	110,056	(RMB694,800)
	$375,414	(RMB2,370,040)

d)
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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

e)
On October 15, 2011, ReachOut entered into an interior design contract with G-Design Consultant Inc. and Art Team Limited (“G-Design”).  Pursuant to the agreement, ReachOut agreed to pay a total sum not to exceed $31,002.  The amount is payable as follows: $6,200 to be paid when the preliminary design phase and presentation have been accomplished; $13,951 to be paid on completion and acceptance of the final design concept; $10,851 to be paid when all completed design or construction drawings have been approved by Chinese government officials and departments and is ready to be used for construction.  The Company paid $6,200 to G-Design on November 14, 2011. During the three months ended March 31, 2012, the Company accrued $13,951 upon the completion and acceptance of the final design concept.

f)
On November 29, 2011, the Company entered into a finder’s fee agreement with Vince Trapasso (“Trapasso”) whereby the Company agreed to pay finder’s fee in cash equal to 5% and in restricted common shares equal to 5% of the total dollar amount of the financing provided by those persons or entities who were introduced by Trapasso.  The initial term of the agreement is one year and the agreement will automatically be renewed at the expiration of the first year of service and at each anniversary of the agreement.  After the first anniversary, the agreement can be terminated by either party with 10 days notice.  During the year ended December 31, 2011, the Company paid $2,750 to Trapasso.On April 9, 2012, the Company issued 3,300,000 restricted shares of common stock to Trapasso. Refer to Note 12(a).

g)
On March 31, 2012, the Company entered into a Funding Term Sheet pursuant to which the investor agreed to purchase $10,000,000 of the Company’s common stock over the course of 4 years. Upon execution of the Funding Term Sheet, the Company agreed to pay to the investor $30,000 in restricted stock as compensation for the investor’s structuring, legal, administrative and due diligence costs associated with the proposed transaction.  On March 31, 2012, the Company issued 33,333,333 restricted shares of common stock for structuring and due diligence fee.

12.	Subsequent Events

a)	On April 9, 2012, the Company issued 3,300,000 restricted shares of common stock pursuant to the finder’s fee agreement as described in Note 11(f).

b)
On April 9, 2012, the Company entered into a Business Development Services (China) Agreement for a period of one year for general consulting services in connection with acquiring medical centre licenses and/or operational centres in China.  Pursuant to the agreement, the Company agreed to issue 31,885,300 shares of common stock for the introduction of three opportunities for the Company to acquire ownership within a medical center joint venture in China.  The 31,885,300 shares are issuable as follows: i) 17,918,606 shares of common stock upon execution of the agreement, ii) 3,981,913 shares of common stock after the signing of the first letter of intent to enter into a joint venture to develop a medical center; iii) 3,981,913 shares of common stock when the Company signs a contract for the first joint venture medical center in China; iv) 2,986,434 shares of common stock when the Company signs a contract for the second joint venture medical center in China; iv) 2,986,434 shares of common stock when the Company signs a contract for the third joint venture medical center in China.

c)	On April 16, 2012, the Company issued 26,785,714 shares of common stock upon the conversion of $7,500 of the convertible note as described in Note 5(d).

d)	On April 19, 2012, the Company issued 25,925,926 shares of common stock upon the conversion of $7,000 of the convertible note as described in Note 5(d).

e)
On April 23, 2012, the Company entered into a CEO Agreement with the President of the Company for a period of one year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay an annual base compensation of $120,000 commencing February 1, 2012 and to issue 120,000,000 restricted shares of common stock.

f)
On April 23, 2012, the Company amended the Executive Officer Employment Agreement entered into with its Chief Operating Officer (“COO”) on February 1, 2011 to provide for an annual base compensation of $60,000 and the issuance of 80,000,000 restricted shares of the Company’s common stock.

g)
On April 23, 2012, the Company entered into a consulting agreementfor legal services pursuant to which the Company agreed to issue 10,000,000 shares of common stock.  The Company will register the shares on a S-8 registration statement.

h)	On April 25, 2012, the Company issued 17,391,304 shares of common stock upon the conversion of $4,000 of the convertible note as described in Note 5(d).

i)	On April 25, 2012, the Company issued 25,714,286 shares of common stock upon the conversion of $8,600 of the convertible note as described in Note 5(b).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the unaudited Consolidated Financial Statements

k)	On April 27, 2012, the Company issued 26,315,789 shares of common stock upon the conversion of $5,000 of the convertible note as described in Note 5(d).

l)	On April 30, 2012, the Company issued 120,000,000 restricted shares of common stock to the President of the Company pursuant to the CEO Agreement as described in Note 12(e).

m)	On April 30, 2012, the Company issued 80,000,000 restricted shares of common stock to the Chief Operating Officer of the Company pursuant to the amendment as described in Note 12(f).

n)
On May 2, 2012, the Company finalized, executed and delivered a Reserve Equity Financing Agreement (the “Financing Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with AGS Capital Group, LLC ("AGS").

Pursuant to the terms of the Financing Agreement, for a period of 48 months commencing on the date of effectiveness of the registration statement, AGS shall purchase up to $10,000,000 (the “Commitment Amount”) of the Company’s common stock. The purchase price of the shares under the Financing Agreement is equal to ninety percent (90%) of the lowest closing bid price of the Company’s common stock during the 20 consecutive trading days after the Company delivers to AGS a notice in writing requiring AGS to purchase shares, as further provided for pursuant to the terms of the Financing Agreement. The Company cannot issue any such notices to AGS until a registration statement covering these purchases is declared effective by the Securities and Exchange Commission (the “SEC’) and the number of shares sold in each advance shall not exceed 250% of the average daily trading volume. The Company is prohibited from taking certain actions, including issuing shares or convertible securities wherethe purchase price is determined using any floating discount.

As compensation for AGS's structuring, legal, administrative and due diligence costs associated with theFinancing Agreement, the Company issued 33,333,333 restricted common shares of the Company.As further consideration for AGS entering into the Financing Agreement, the Company must also issue444,444,444 common shares to AGS, which equals to two percent (2%) of the Commitment Amount.

In connection with the execution of the Financing Agreement, the Company entered into the RegistrationRights Agreement with AGS. Pursuant to the terms of the Registration Rights Agreement, the Company isobligated to file a registration statement with the SEC to cover the shares issued and to be issued to AGSpursuant to the Financing Agreement.

o)	On May 3, 2012, the Company issued 16,842,105 shares of common stock upon the conversion of $3,200 of the convertible note as described in Note 5(d).

p)	On May 10, 2012, the Company issued 10,000,000 shares of common stock upon the conversion of $2,600 of the convertible note as described in Note 5(d).

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

Overview

We are a children’s healthcare service provider headquartered in Beijing, China and engaged principally in opening and operating children’s integrated healthcare and wellness centers and; selling and distributing pharmaceutical and nutraceutical products. Through joint ventures or Chinese subsidiaries, we plan to develop a network of children’s health facilities in the larger urban areas throughout China. Our planned healthcare services will be geared towards the advancing economic middle-class families. Specializing in the care of children between the ages of 3-16, our business objectives are to enhance the overall well-being of the family and community and to expand our pediatric services to include preventative health and wellness education.  Through our children’s health facilities, we plan to also distribute a diverse range of industry-leading pharmaceutical and nutraceutical product lines.  Our main mission is simple – to become a healthcare service provider leader in children’s health.  We have not yet generated or realized any revenues from our business activities.

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

In 2011, we signed a Joint Venture Master Agreement with Ocean Wise International Industrial Limited (“OWII”), a private Hong Kong investment holding company, to partner in China’s rapidly expanding pediatric healthcare segment. The 65-35 joint venture partnership has established ReachOut Holdings Limited (“RHL”), incorporated in Hong Kong, in order to open and operate pediatric health centers throughout China. Under the ten- year JV Master Agreement, we own a 65% controlling interest in RHL, contributing medical software technology, technical expertise, research and development and financial resources. In turn, OWII, with its 35% interest, provides the funding necessary to establish operations, and an executive management team to negotiate lease operating agreements, license approval applications with appropriate Chinese government agencies and, the operation and management of pediatric health and wellness centers.

In summer 2011, we received approval for our final licenses from the City of Dongguan, Guangdong Province Department of Urban Planning and Department of Health to open and operate our first flagship children’s health and wellness center.  Our first children’s health center will be named Teddyberry™ and Company, and will be a 4,000+ square foot facility in Dongguan, located within a metropolitan area of 10 million people with an estimated 1 million children. Our flagship facility is a new private healthcare model in China based on the concept of primary spa-like facilities in each geographic area.  We currently anticipate that it will offer a full range of inpatient services to Chinese communities and expatriates' families.  We believe that we are the first to introduce such a model to the country which we believe places us strategically at the forefront of a highly attractive private healthcare services market.

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

Thus, in addition to Dongguan, we are currently in discussions with the authorities to expand into Shenzhen, Shanghai, Beijing, Kunshan, Zuhai, and Hailongjiang.

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

Our anticipated revenue streams over the next 3 years are expected to come from the i) pediatric services market and ii) pharmaceutical and nutraceutical supply market. We plan to develop in each of our business segments new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to obtain long-term growth will depend on a number of factors, including our ability to expand our business (including geographical expansion), source new products with higher gross profit margins, and obtain operating efficiency and organizational effectiveness.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we open and begin serving patients in our children’s health and wellness centers and; ii) source, market and sell pharmaceutical and nutraceutical products. Accordingly, we must raise enough cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. Our sources for cash are funds raised through loans and convertible promissory notes from friends, family and private investment firms. Our success or failure will be determined by opening a number of pediatric health centers throughout China and running them successfully.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

During the three months ended March 31, 2012, we had no revenues. We did not generate any revenues during the three months ended March 31,2011.

General and administrative expenses

Costs and expenses for the three months ended March 31, 2012 was $78,207, as compared to general and administrative expenses for the three months ended March 31, 2011 of $114,326. These expenses are comprised of general and administrative expenses of $52,691 and management fees of $25,516 for 2012 and general and administrative expenses of $67,017 and management fees of $44,809 for 2011.

Net loss

As a result of the foregoing for the three months ended March 31, 2012, net loss increased to a loss of $337,217, compared to a net loss of $127,66 during the three months ended March 31, 2011. Net loss from inception ( February 27,2007) through March 31, 2012 was $4,639,442.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had cash on hand of $784. We believe that cash on hand, as of the date of this report, will not be sufficient to fund operations, working capital needs and other short-term cash requirements.

To date, our limited cash resources have been used to pay for our minimal office and administrative expenses in Beijing and legal, accounting and professional services required to prepare and file our reports with the U.S. Securities and Exchange Commission (“SEC”). Our remaining cash, however, will only be sufficient to sustain us for the short-term. We are currently sourcing additional short-term financings on favorable terms.

Subsequent to our quarter ended March 31, 2012 and on May 2, 2012 we entered into a Reserve Equity financing Agreement (the”FEF”) with AGS Capital Group LLC (“AGS”). Pursuant to the terms of the REF. For a period of 48 months commencing on the date of effectiveness of us filing a registration statement. AGS shall purchase up to $10,000,000 (the “Commitment Amount”) of our common stock.

At March 31, 2012, we had cash and cash equivalents of $784, and total liabilities of $703,766.  At December 31, 2011, cash and cash equivalents were $3,380 and total liabilities were $652,409.

Our outstanding liabilities at March 31, 2012 consisted of $154,255 in accounts payable and accrued liabilities, $22,307 in convertible notes, $195,931 in derivative liabilities from the convertible notes, $120,178 in related party debts and, $211,095 in loans payable.

From February 27, 2007 (inception date) to March 31, 2012, we incurred a net loss of $4,622,335 and had a working capital deficiency of $527,908.

The following table summarizes our net cash used in operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(58,139)	$(72,200)
Net cash used in investing activities	0	0
Net cash provided by (used in) financing activities	55,543	78,600

Operating Activities

For the first three months of 2012, cash used in operating activities was $58,139, a decrease of $14,061 compared to cash used in operating activities of $72,200 in the same period of 2011. Before changes in operating assets and liabilities, cash was used by operations primarily through loss on derivative of $166,241 and accretion of discount on convertible debt of $77,513.

Net changes in operating assets and liabilities used $32,590 for the first three months of 2012 compared to $(7,475) used in the same period in 2011.  Corporate activity during the first three months of 2012 resulted in a $33,977 increase in accrued liabilities and accounts payable compared to $(9,475) decrease over the corresponding period in 2011.
Investing Activities

No cash was used in investing activities for both three month periods in 2012 and 2011.

Financing Activities

For the first three months of 2012, net cash provided by financing activities was $55,543 compared to cash used in financing activities of $78,600 for the same period of 2011. The $23,057 change primarily related to the lower convertible note borrowings of $15,000 during the first three months of 2012 compared to $77,000 in the same period of 2011; as well as increased proceeds from related party loans of $40,543 during the first three months of 2012 and no related party borrowings for the same period of 2011.

Limited Capital

On March 6, 2012, we entered into a Convertible Promissory Note agreement with a private investor for $10,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 10% per year and the principal amount and any interest thereon are due on March 5, 2013.

On March 8, 2012, we entered into a Convertible Promissory Note agreement with a private investor for $5,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 6% per year and the principal amount and any interest thereon are due on March 7, 2013.

We have used these funds from gross proceeds of $15,000 received from the 2 private investors mentioned above to pay ongoing corporate costs such as accounting, legal, SEC filing costs, transfer agent and various administration costs.

Subsequent to our quarter ended March 31, 2012 and on May 2, 2012, we finalized, executed and delivered a Reserve Equity Financing Agreement (the “REF”) and a Registration Rights Agreement (the “RRA”) with AGS Capital Group, LLC ("AGS"). Pursuant to the terms of the REF, for a period of 48 months commencing on the date of effectiveness of us filing a registration statement, AGS shall purchase up to $10,000,000 (the “Commitment Amount”) of our common stock. The purchase price of the shares under the REF will be equal to ninety percent (90%) of the lowest closing bid price of our common stock during the 20 consecutive trading days after we deliver to AGS a notice in writing requiring AGS to purchase our shares. We cannot issue any such notices to AGS until a registration statement covering these purchases is declared effective by the SEC and the number of shares sold in each advance shall not exceed 250% of the average daily trading volume. We are prohibited from taking certain actions, including issuing shares or convertible securities where the purchase price is determined using any floating discount.  As compensation for AGS's structuring, legal, administrative and due diligence costs associated with the REF, we issued 33,333,333 restricted common shares of our stock. As further consideration for AGS entering into the REF, we also issued 444,444,444 restricted common shares to AGS, which equals two percent (2%) of the Commitment Amount.

Subsequent to our quarter ended March 31, 2012 and on May 3, 2012, we entered into a Securities Purchase Agreement (“SPA”) with Asher Enterprises, Inc. (“Asher”) for the sale of a convertible promissory note (the “Note”) in the principal amount of $42,500.  The Note, which is due on February 7, 2013, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from issuance of the Note at a conversion price equal to a 49% discount to the average of the lowest two closing bid prices of our common stock during the 90 trading day period prior to conversion. Failure by us to deliver shares to Asher upon conversion shall result in a payment to Asher of $2,000 in cash per day or, at Asher’s option, such amount being added to the principal amount of the Note. The conversion price is subject to certain anti-dilution protection; for example, if we issue shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. We have the right to prepay the Note for up to 180 days after its issuance at up to 150% of all amounts owed to Asher depending upon when the prepayment is effectuated. While the Note is outstanding, we agreed, among others, not to make any distributions on our stock, not to repurchase any shares, not to incur certain liabilities for borrowed money or sell assets outside of the ordinary course of business. For one year after the closing, we shall not conduct any equity financing without first providing Asher with a right of first refusal. Asher agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by Asher and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. The Note contains default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 22% per annum and a default payment.  As of the date of this report, we have not yet received net proceeds from the issuance of the Note.

Other than as described above, we have no commitments for any additional financing.  Although we have entered into the 4 year REF and RRA agreements with AGS for $10,000,000, there can be no assurance that, pursuant to the terms of the REF, we can file a registration statement and have it declared effective by the SEC.  Our failure to raise capital for the short-term would significantly hinder our ability to file a registration statement to access funds under the REF and, hence, to operate and continue with our business operations.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric health centers throughout China. Our expectations are that we will not begin to show revenues from the operation of pediatric health centers until third quarter 2012.

In the near future, we believe that cash expected to be generated from operations and amounts estimated to be available under the REF and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including drawing down on the REF or new debt issuances, but may also issue additional equity either directly or in connection with potential acquisitions.

However, until we can generate revenues from our operations or draw down funds on the REF, we plan to pursue additional financing, mainly for the short-term.  There can be no assurance that the SEC will declare a registration statement that we file effective and, therefore, financing from the REF for operations and working capital needs will not be available.

Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including our ability to obtain sufficient financing to continue our operations and to complete construction of our first flagship children’s health and wellness center in China in addition to being able to continue our growth strategy and expand our health and wellness centers throughout China.

We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to open and operate our planned children’s health and wellness centers to attain
Profitable operations. As at March 31, 2012, we have a working capital deficit of $527,908 and have accumulated losses of $4,639,442 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31,2012

On January 5, 2012, we issued 3,465,347 shares of common stock upon the conversion of $3,500 of the modified 15% convertible a note dated December 9, 20 11.

On January 11, 2012, we issued 13, 000,000 shares of common stock upon the conversion of $6,500 of the June 1, 2011 8% convertible a note.

On January 20, 2012, we issued 11,000,0000, shares of common stock  upon the conversion of $5,500 of the June 1, 2011 8% convertible a  note.

On January 23, 2012, we issued 13,333,333 shares of common stock upon the conversion of $8,800 of the modified 15% convertible a note dated December 9,2011.

On January 25, 2012, we issued  3,600,000 shares of common stock upon the conversion of $500 of the June 1, 2011 8% convertible a note.

On January 30, 2012, we issued 14,893,617 shares of common stock  upon the conversion of $7,000 of the July 20, 2011, 8% convertible a note.

On February 6, 2012, we issued 13,333, 333 shares of common stock upon the conversion of $8,000 of the modified 15% convertible a note dated December 9, 2011.

On February 8, 2012,  we issued 1 6,666,667 shares of common stock upon the conversion of $6,500 of the July 20, 2011 8% convertible a note.

On February 17, 2012, we issued 17,567,568 shares of common stock upon the conversion of $6,500 of the July 20, 2011 8% convertible a note.

On February 27, 2012, we issued 17,241,379 shares of common stock upon the conversion of $5,000 of the July 20, 20 11 8% convertible a note.

On March 13, 2012, we issued 17,567,568 shares of common stock  upon the conversion of  $6,500 of the July 20, 2011 8% convertible a note.

On March 19, 2012, we issued 5,714,286 shares of common stock upon the conversion of  $1,000 of the July 20, 2011 8% convertible a note plus $1,000 accrued interest.

On March 23, 2012, we issued 973,500  shares of common stock upon the conversion of  $300 of  accured interest on the  July 20, 2011 8% convertible note.

On March 23, 2012, we issued 12,500,000  shares of common stock upon the conversion of  $4,000 of the September  9, 2011 8% convertible note.

Subsequent to the three months ended March 31, 2012:

On April 5, 2012, we issued 33,333,333 restricted  shares of common stock for structuring and due diligence fee pursuant to a funding term sheet dated  March 31, 2012.

On April 9, 2012, we issued 3,300,000  restricted  shares of common stock pursuant to a finder’s fee agreement dated November 29,2011.

On April 9, 2012, we entered into a Business Development Services (China) Agreement for a period of one year for general consulting services in connection with acquiring medical centre licenses and/or operational centres in China in China. Pursuant to the agreement, we issued 9,945,781 restricted shares on April 30, 2012.

On April 16, 2012, we issued 26,785,714   shares of common stock upon the conversion of  $7,500 of a convertible a note dated September 9,  2011.

On April 19, 2012, we issued 25,925,926   shares of common stock upon the conversion of  $7,000 of a convertible a note dated September 9,  2011.

On April 23, 2012 we entered into a CEO Agreement with our President for a period of one year commencing December 1, 2011. Pursuant to the agreement, we issued 120,000,000 restricted shares of common stock to our President.

On April 23, 2012 we amended the Executive Officer Employment Agreement entered into with our Chief Operating officer on February 1, 2011 in which we issued 80,000,000 restricted shares of our common stock.

On April 23, 2012 we entered into a consulting agreement for legal services pursuant to which we issued 10,000,000 restricted shares of our common stock.

On April 25, 2012 we issued 17,391,304 shares of common stock upon the conversion of $4,000 of a convertible a note dated September 9, 2011.

On April 25, 2012 we issued 25,714,286 shares of common stock upon the conversion of  $8,600 of a convertible a note dated  December 9, 2011.

On April 27, 2012 we issued 26,315,789 shares of common stock upon the conversion of  $5,000 of a convertible a note dated  September 9, 2011.

On May 3, 2012 we issued 16,842,105 shares of common stock upon the conversion of  $3,200 of a convertible a note dated  September  9, 2011.

On May 10, 2012 we issued 10,000,000 shares of common stock upon the conversion of  $2,600 of a convertible a note dated  September  9, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

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

MEDICAL CARE TECHNOLOGIES INC.

Dated: May 15, 2012	BY:	/s/ Ning C. Wu
Ning C. Wu
President, Principal Executive Officer, and a member of the Board of Directors.

Dated: May 15, 2012	BY:	/s/ Hui Liu
Hui Liu
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).