Form 10-Q/A
period 2012-03-31
Medical Care Technologies Inc.
filed 2012-05-24
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,397,675,951 as of May 23, 2012.

EXPLANATORY NOTE

Medical Care Technologies Inc. is filing this Form 10-Q/A to include the certifications required pursuant to Sections 302 and 906 of the Sarbanes - Oxley Act of 2002 which were inadvertently omitted from the Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012. Except for the inclusion of the certifications filed herewith, this amendment speaks as of the original filing date of the Form 10-Q on May 15, 2012 and does not modify or update any disclosures in said filing, including the nature and character of such disclosures, to reflect events occurring or items discovered after the filing date of the Form 10-Q.

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

MEDICAL CARE TECHNOLOGIES INC.

Dated: May 24, 2012	BY:	/s/ Ning C. Wu
Ning C. Wu
President and Director, (Principal Executive Officer)

Dated: May 24, 2012	BY:	/s/ Hui Liu
Hui Liu
Treasurer and Director (Principal Financial Officer, Principal Accounting Officer)