Form 10-Q/A
period 2012-03-31
Medical Care Technologies Inc.
filed 2012-07-30
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

(8610) 6407 0580
Registrant’s telephone number including area code)
________________________________________________________________
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

As of July 27, 2012, 2,063,822,019 shares of the issuer’s common stock were issued and outstanding.

EXPLANATORY NOTE

Medical Care Technologies Inc.( the “Company”) is filing this Amendment No. 2 to Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012, as amended on May 24, 2012 (the “Quarterly Report”) for the purpose of amending Part I, Item 1. Financial Statements to provide restated financial statements and amended footnotes thereto to reflect several consulting agreements which were not recorded in the previously released unaudited financial statements of the Company.  These agreements provided for the issuance of shares of common stock of the Company in consideration for services provided. Accordingly, the Company did not record the issuance of the shares, or the expense associated with the issuance of said shares.  The balance sheet, statement of cash flow, statement of expenses and statement of shareholders equity herein have been restated to take into account the effect of such stock issuances. The subsequent events footnote to the financial statements has also been amended and updated accordingly. Except for the inclusion of restated financial statements and amended notes thereto, this Form 10-Q/A has not been updated to reflect events that occurred after May 15, 2012, the filing date of the Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings.  This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Care Technologies Inc.
(A Development Stage Company)
March 31, 2012

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Expenses	F-2

Consolidated Statements of Cash Flows	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4 to F-5

Notes to the Consolidated Financial Statements	F-6 to F-24

3

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
	(Restated)

ASSETS

Current Assets

Cash and cash equivalents	$784	$3,380
Prepaid expenses	43,069	41,682

Total Current Assets	43,853	45,062

Property and equipment, net of accumulated depreciation of $50,000 and $50,000, respectively	20,151	6,200
Intangible asset	457,695	457,695
Deferred financing costs	31,256	4,964

Total Assets	$552,955	$513,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$116,652	$90,679
Accrued liabilities	37,603	20,606
Convertible note payable, net of unamortized discount of $63,530 and $23,100, respectively	20,302	93,596
Derivative liability	195,931	155,958
Due to related parties	120,178	79,635
Loans payable	81,095	80,981

Total Current Liabilities	571,761	521,455

Convertible note payable, net of unamortized discount of $20,057 and $45,500, respectively	2,005	954
Loans payable	130,000	130,000

Total Liabilities	703,766	652,409

Commitments and Contingency

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of March 31, 2012 and December 31, 2011	–	–

Common Stock: 8,000,000,000 shares authorized, $0.00001 par value, 566,386,217 and 328,898,953 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5,664	3,289

Additional Paid-in Capital	4,411,146	4,047,627

Deficit Accumulated During the Development Stage	(4,712,335)	(4,340,564)

Total Stockholders’ Deficit	(295,525)	(289,648)

Non-controlling Interest	144,714	151,160

Total Stockholders’ Deficit	(150,811)	(138,488)

Total Liabilities and Stockholders’ Deficit	$552,955	$513,921

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

			Period from
			February 27, 2007
	For the Three Months Ended		(Inception)
	March 31,		to March 31,
	2012	2011	2012
	(Restated)		(Restated)
Expenses

General and administrative	$93,691	$67,017	$1,893,484
Depreciation and amortization expense	–	2,500	504,918
Management fees	25,516	44,809	1,258,963

Total Operating Expenses	(119,207)	(114,326)	(3,657,365)

Other Income (Expense)

Interest expense	(92,481)	(12,369)	(579,989)
Loss on derivative	(166,241)	(929)	(352,409)
Loss on extinguishment of debt	–	–	(37,225)
Loss on settlement of debt	–	–	(13,750)
Foreign currency exchange loss	(288)	(42)	(1,394)

Total Other Income (Expense)	(259,010)	(13,340)	(984,767)

Loss Before Discontinued Operations	(378,217)	(127,666)	(4,642,132)

Loss from Discontinued Operations	–	–	(87,310)

Net Loss	$(378,217)	$(127,666)	$(4,729,442)

Net Loss attributable to non-controlling interest	6,446	1,453	17,107

Net Loss Attributable to Medical Care Technologies Inc.	$(371,771)	$(126,213)	$(4,712,335)

Net Loss Per Common Share – Basic and Diluted available to Medical Care Technologies Inc.:	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding –Basic and Diluted	427,014,000	163,279,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from February 27,2007
	For the Three Months Ended		(Date of Inception)
	March 31,		to March 31,
	2012	2011	2012
	(Restated)		(Restated)

Cash Flows From Operating Activities:

Net loss	$(378,217)	$(127,666)	$(4,729,442)
Adjustment to reconcile net loss to net cash used in operating activities:

Donated services and expenses	–	–	10,500
Depreciation and amortization	–	2,500	504,918
Stock-based compensation	40,026	50,159	2,359,109
Accretion of discount on convertible debt	77,513	8,521	529,136
Loss on derivative	166,241	929	352,409
Loss on extinguishment of debt	–	–	37,225
Loss on settlement of debt	–	–	13,750
Amortization of debt financing costs	3,708	832	16,994

Changes in operating assets and liabilities:
Prepaid expenses	(1,387)	2,000	(43,069)
Accounts payable	12,022	(15,262)	140,397
Accrued liabilities	21,955	5,787	52,010
Net Cash Used in Operating Activities	(58,139)	(72,200)	(756,063)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	–	–	(6,200)
Cash paid for purchase of clinic license	–	–	(457,695)
Net Cash Used in Investing Activities	–	–	(463,895)

Cash Flows From Financing Activities:
Proceeds from sale of common stock for cash	–	–	141,000
Proceeds from loans payable	–	–	221,189
Proceeds from convertible note payable	15,000	77,000	551,750
Due to related party	40,543	–	144,982
Contributions from non-controlling interest	–	1,600	161,821
Cash Provided by Financing Activities	55,543	78,600	1,220,742

(Decrease) Increase in Cash and Cash Equivalents	(2,596)	6,400	784

Cash and Cash Equivalents – Beginning of Period	3,380	391	–

Cash and Cash Equivalents – End of Period	$784	$6,791	$784

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Acquisition of property and equipment in accounts payable	$13,951		$13,951
Debt discount	$92,500	$–	$612,204
Cancellation of shares	$–	$–	$573
Conversion of derivative liability	$218,768	$7,024	$808,711
Reclassification of related party debt to/from accounts payable	$–	$–	$48,249
Shares issued for acquisition of assets	$–	$–	$504,918
Shares issued upon conversion of convertible debt and accrued interest	$77,100	$10,094	$538,821
Shares issued for deferred financing fees	$30,000		$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional	Deficit Accumulated During	Non–
	Common Stock		Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 pershare to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 Pershare	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for investor relations services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

			Additional	Deficit Accumulated During	Non–
	Common Stock		Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting and advisory services	45,000,000	450	411,490	–	–	411,940

Issuance of common stock upon conversion of convertible debt	99,929,606	999	460,722	–	–	461,721

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	11,500,000	115	165,985	–	–	166,100

Issuance of common stock for administrative services	5,125,000	52	65,216	–	–	65,268

Issuance of common stock for investor relations services	5,088,260	51	82,449	–	–	82,500

Conversion feature on convertible debt	–	–	589,943	–	–	589,943

Stock-based compensation	–	–	111,379	–	–	111,379

Net loss for the period	–	–	–	(1,972,887)	(10,661)	(1,983,548)

Contribution from non-controlling interest	–	–	–	–	161,821	161,821

Balance – December 31, 2011	328,898,953	$3,289	$4,047,627	$(4,340,564)	$151,160	$(138,488)

Issuance of common stock for consulting and advisory services	30,000,000	300	40,700	–	–	41,000

Issuance of common stock upon conversion of convertible debt	174,153,931	1,742	75,358	–	–	77,100

Issuance of common stock for financing fees	33,333,333	333	29,667	–	–	30,000

Conversion feature on convertible debt	–	–	218,768	–	–	218,768

Stock-based compensation	–	–	(974)	–	–	(974)

Net loss for the period	–	–	–	(371,771)	(6,446)	(378,217)

Balance – March 31, 2012 (Restated)	566,386,217	$5,664	$4,411,646	$(4,712,335)	$144,714	$(150,811)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at March 31, 2012, the Company has working capital deficit of $527,908and has accumulated losses of $4,712,335 since inception.These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)
On April 23, 2012, the Company entered into a CEO Agreement with the President of the Company, which has an initial term of 1 year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay the President an annual compensation of $120,000 commencing February 1, 2012 and to issue 120,000,000 restricted shares of common stock to the President.  On April 30, 2012, the Company issued the 120,000,000 shares to the President.  Refer to Note 12(e) and (l).

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

The modification was analyzed under ASC 470-50 “Debt – Modifications and Extinguishments,” to determine if extinguishment accounting was applicable.  The present value of the future cash flows was less than 10% different than the cash flows of the original debt as there was no change to the principal, interest or maturity date and thus no change in cash flows.As a result of the guidance found in ASC 470-50, it was concluded there was no extinguishment of debt, no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized.

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

The modification was analyzed under ASC 470-50 “Debt – Modifications and Extinguishments,” to determine if extinguishment accounting was applicable.  The present value of the future cash flows was less than 10% different than the cash flows of the original debt as there was no change to the principal, interest or maturity date and thus no change in cash flows.As a result of the guidance found in ASC 470-50, it was concluded there was no extinguishment of debt, no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized.

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

e)
On November 17, 2011, the Company entered into Convertible Promissory Note agreement for $25,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 70% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 17, 2012.

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

Common stock issued during the three months ended March 31, 2012:

a)
On March 31, 2012, the Company issued 33,333,333 restricted shares of common stock at a fair value of $30,000 for structuring and due diligence fee pursuant to the term sheet as described in Note 11(i).

b)
In November 2011, the Company granted 90,000,000 shares of common stock pursuant to a consulting agreement.  The award vests over the 9-month term of the agreement.  For the three months ended March 31, 2012, the Company recognized stock-based compensation of $41,000 which is equivalent to the fair value of the 30,000,000 shares that vested during the period (see Note 11(f)).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Shares issued upon the conversion of convertible debts:

a)	On January 5, 2012, the Company issued 3,465,347 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

b)	On January 11, 2012, the Company issued 13,000,000 restricted shares of common stock upon the partial conversion of the convertible note as described in Note5(a).

c)	On January 20, 2012, the Company issued 11,000,000 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(a).

d)	On January 23, 2012, the Company issued 13,333,333 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

e)	On January 25, 2012, the Company issued 3,600,000 restricted shares of common stock upon the conversion of the convertible note as described in Note 5(a).

f)	On January 30, 2012, the Company issued 14,893,617 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

g)	On February 6, 2012, the Company issued 13,333,333 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

h)	On February 8, 2012, the Company issued 16,666,667 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

i)	On February 17, 2012, the Company issued 17,567,568 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

j)	On February 27, 2012, 2012, the Company issued 17,241,379 shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

k)	On March 1, 2012, the Company issued 13,333,333 shares of common stock upon the partial conversion of the convertible note as described in Note 5(b).

l)	On March13, 2012, the Company issued 17,567,568 shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

m)	On March 19, 2012, the Company issued 5,714,286 restricted shares of common stock upon the partial conversion of the convertible note as described in Note 5(c).

n)	On March 23, 2012, the Company issued 937,500 shares of common stock upon the conversion of the convertible note as described in Note 5(c).

o)	On March 23, 2012, the Company issued 12,500,000 shares of common stock upon the partial conversion of the convertible note as described in Note 5(d).

7.	Stock Options

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

During the year ended December 31, 2010, the Company granted 1,350,000 stock options with an exercise price of $0.25 per share. All 1,350,000 stock options are exercisable until December 30, 2015. Of the 1,350,000 stock options, 458,330 stock options vest on June 28, 2011, 383,335 stock options vest on December 28, 2011 and 508,335 stock options vest on June 28, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.011 per share. During the three months ended March 31, 2012, the Company reversed stock-based compensation of $52 included in general and administrative expense and recorded $458 as management fees.  During the three months ended March 31, 2011, the Company recorded stock-based compensation of $15,335 as general and administrative expense and $2,699 as management fees.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

During the year ended December 31, 2011, the Company granted 350,000 stock options with an exercise price of $0.25 per share. Of the 350,000 stock options, 250,000 stock options are exercisable until December 30, 2015 and 100,000 stock options are exercisable until February 1, 2016. Of the 350,000 stock options, 100,000 stock options vest on June 28, 2011, 50,000 stock options vest on August 1, 2011, 75,000 stock options vest on December 28, 2011, 25,000 stock options vest on January 1, 2012, 75,000 stock options vest on June 28, 2012 and 25,000 stock options vest on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 9.47 years, a risk-free rate of 2.37%, an expected volatility of 214%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0093 per share. During the three months ended March 31, 2012, the Company reversed stock-based compensation of $77 included in general and administrative expense and recorded $58 as management fees. During the three months ended March 31, 2011, the Company recorded stock-based compensation of $1,555 as general and administrative expense and $328 as management fees.

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

8.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants	Exercise Price
	#	$

Balance, December 31, 2010 and 2011	500,000	0.15

Expired	(500,000)	0.15

Balance, March 31, 2012	–	–

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

9.	Derivative Instruments

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

a)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000. The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000. The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the Company amended the Executive Officer Employment Agreement.  Pursuant to the amendment, the Company issued 8,000,000 shares of common stock at a fair value of $113,600.  On April 23, 2012, the Company amended the Executive Officer Employment Agreement.  Pursuant to the 2nd amendment, the Company agreed to pay an annual salary of $60,000 and to issue 80,000,000 restricted shares of common stock.  Refer to Note 12(f) and (m).

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

c)
On May 18, 2011, ReachOut entered into two office lease agreements, which commenced on May 22, 2011 until May 21, 2017.  The minimum rent from May 22, 2011 to May 21, 2013 is $5,554 (RMB35,060) per month, the minimum rent from May 22, 2013 to May 21, 2014 is $5,892 (RMB37,200) per month, the minimum rent from May 22, 2014 to May 21, 2015 is $6,083 (RMB38,400), the minimum rent from May 22, 2015 to May 21, 2016 is $6,273 (RMB39,600) and the minimum rent from May 22, 2016 to May 21, 2017 is $6,558 (RMB41,400).  The Company’s future minimum lease payments under the existing leases entered into during the year are as follows:

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

f)
On November 11, 2011, the Company entered into a business advisory and consulting agreement with a consultant for a term of nine months. In consideration for such services, the Company agreed to issue 10,000,000 shares of common stock of the Company each month, for a total of 90,000,000 shares of common stock, which will be registered under a Form S-8 Registration.  Pursuant to the agreement, during the period ended December 31, 2011 and March 31, 2012, the Company recognized $49,000 and $41,000, respectively, of expense related to this grant (see Note 14).

g)
On November 29, 2011, the Company entered into a finder’s fee agreement with Vince Trapasso (“Trapasso”) whereby the Company agreed to pay finder’s fee in cash equal to 5% and in restricted common shares equal to 5% of the total dollar amount of the financing provided by those persons or entities who were introduced by Trapasso.  The initial term of the agreement is one year and the agreement will automatically be renewed at the expiration of the first year of service and at each anniversary of the agreement.  After the first anniversary, the agreement can be terminated by either party with 10 days notice.  During the year ended December 31, 2011, the Company paid $2,750 to Trapasso. On April 9, 2012, the Company issued 3,300,000 restricted shares of common stock to Trapasso. Refer to Note 12(c).  On June 15, 2012, the Company issued 1,388,889 restricted shares of common stock to Trapasso.  Refer to Note 12(dd).

h)
On March 8, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company agreed to issue 65,000,000 shares of common stock, which will be registered under a Form S-8 Registration agreement.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.  As of March 31, 2012, the Company has not issued any shares to the consultant.

i)
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

a)
On April 1, 2012, the Company entered into a business advisory and consulting agreement with a consultant for a term of nine months.  In consideration for such services, the Company agreed to issue 90,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 90,000,000 shares will be issued in tranches throughout the term of the agreement as follows: i) 30,000,000 shares upon execution of the agreement or upon effective filing of the Form S-8, ii) 30,000,000 shares on or before August 1, 2012 and; iii) 30,000,000 shares on or before November 1, 2012.

b)
On April 1, 2012, the Company entered into an administrative services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 60,000,000 shares will be issued pro rata on a monthly basis with the pro rata shares being due at the end of each month.

c)	On April 9, 2012, the Company issued 3,300,000 restricted shares of common stock pursuant to the finder’s fee agreement as described in Note 11(g).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

d)
On April 9, 2012, the Company entered into a Business Development Services (China) Agreement for a period of one year for general consulting services in connection with acquiring medical centre licenses and/or operational centres in China.  Pursuant to the agreement, the Company agreed to issue 31,885,300 shares of common stock for the introduction of three opportunities for the Company to acquire ownership within a medical center joint venture in Chine.  The 31,885,300 shares are issuable as follows: i) 17,918,606 shares of common stock upon execution of the agreement, ii) 3,981,913 shares of common stock after the signing of the first letter of intent to enter into a joint venture to develop a medical center; iii) 3,981,913 shares of common stock when the Company signs a contract for the first joint venture medical center in China; iv) 2,986,434 shares of common stock when the Company signs a contract for the second joint venture medical center in China; iv) 2,986,434 shares of common stock when the Company signs a contract for the third joint venture medical center in China.  On April 30, 2012, the Company issued 9,954,781 restricted shares of common stock.

e)	On April 16, 2012, the Company issued 26,785,714 shares of common stock upon the conversion of $7,500 of the convertible note as described in Note 5(d).

f)	On April 19, 2012, the Company issued 25,925,926 shares of common stock upon the conversion of $7,000 of the convertible note as described in Note 5(d).

g)
On April 23, 2012, the Company entered into a CEO Agreement with the President of the Company for a period of one year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay an annual base compensation of $120,000 commencing February 1, 2012 and issued 120,000,000 restricted shares of common stock to the President of the Company

h)
On April 23, 2012, the Company amended the Executive Officer Employment Agreement entered into with its Chief Operating Officer (“COO”) on February 1, 2011 to provide for an annual base compensation of $60,000 and the issuance of 80,000,000 restricted shares of the Company’s common stock.

i)
On April 23, 2012, the Company entered into a consulting agreement for legal services pursuant to which the Company issued 10,000,000 shares of common stock.  The Company will register the shares on a S-8 registration statement.

j)	On April 25, 2012, the Company issued 17,391,304 shares of common stock upon the conversion of $4,000 of the convertible note as described in Note 5(d).

k)	On April 25, 2012, the Company issued 25,714,286 shares of common stock upon the conversion of $8,600 of the convertible note as described in Note 5(b).

l)	On April 27, 2012, the Company issued 26,315,789 shares of common stock upon the conversion of $5,000 of the convertible note as described in Note 5(d).

m)
On May 1, 2012, the Company entered into an administrative and support services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 60,000,000 shares will be issued pro rata on a monthly basis with the pro rata shares being due at the end of each month.

n)
On May 1, 2012, the Company entered into an engineering services agreement for a term of four months.  In consideration for such services, the Company agreed to pay the consultant at a rate of $16,250 for each month for which services are provided.  The Company will also issue 65,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

o)
On May 2, 2012, the Company finalized, executed and delivered a Reserve Equity Financing Agreement (the “Financing Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with AGS Capital Group, LLC ("AGS").

Pursuant to the terms of the Financing Agreement, for a period of 48 months commencing on the date of effectiveness of the registration statement, AGS shall purchase up to $10,000,000 (the “Commitment Amount”) of the Company’s common stock. The purchase price of the shares under the Financing Agreement is equal to ninety percent (90%) of the lowest closing bid price of the Company’s common stock during the 20 consecutive trading days after the Company delivers to AGS a notice in writing requiring AGS to purchase shares, as further provided for pursuant to the terms of the Financing Agreement. The Company cannot issue any such notices to AGS until a registration statement covering these purchases is declared effective by the Securities and Exchange Commission (the “SEC’) and the number of shares sold in each advance shall not exceed 250% of the average daily trading volume. The Company is prohibited from taking certain actions, including issuing shares or convertible securities where the purchase price is determined using any floating discount.  The Company is also required to pay a fee of $250,000 in case of termination of the agreement.

As compensation for AGS's structuring, legal, administrative and due diligence costs associated with the Financing Agreement, the Company issued 33,333,333 restricted common shares of the Company. As further consideration for AGS entering into the Financing Agreement, the Company also issued 444,444,444 restricted common shares to AGS, which equals to two percent (2%) of the Commitment Amount.

In connection with the execution of the Financing Agreement, the Company entered into the Registration Rights Agreement with AGS. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC to cover the shares issued and to be issued to AGS pursuant to the Financing Agreement.

On July 23, 2012, the Company provided formal notice to AGS to terminate the Financing and Registration Rights Agreements and to return the 444,444,444 restricted shares to the Company.

p)	On May 3, 2012, the Company issued 16,842,105 shares of common stock upon the conversion of $3,200 of the convertible note as described in Note 5(d).

q)
On May 8, 2012, the Company entering into a business consulting services agreement with a consultant whereby the Company agreed to issue 77,000,000 shares of common stock, which will be registered under a Form S-8 Registration agreement.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.

r)	On May 10, 2012, the Company issued 10,000,000 shares of common stock upon the conversion of $2,600 of the convertible note as described in Note 5(d).

s)
On May 16, 2012, the Company entered into a China logistics consulting agreement for a term of ten months.  In consideration for such services, the Company issued 55,000,000 restricted shares of common stock of the Company on June 7, 2012.

t)
On May 17, 2012, the Company entered into a communications consulting agreement for a term of three months.  In consideration for such services, the Company issued 100,000 restricted shares of common stock of the Company onMay 30, 2012.

u)
On May 18, 2012, the Company entered into an administrative services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,00,000 restricted shares of common stock, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 30,000,000 shares on or before November 18, 2012. On June 7, 2012, the Company issued 30,000,000 restricted shares of common stock.

v)
On May 21, 2012, the Company modified the term of the convertible note as described in Note 5(e). The conversion rate for the convertible note was amended to 50% discount to the lowest closing bid price in the fifteen days prior to the conversion.  The maturity date was extended from November 17, 2012 to May 21, 2013 and the interest rate was amended to 12%. On May 24, 2012, the Company issued 11,428,571 shares of common stock upon the conversion of $21,000 of the convertible note. On July 12, 2012, the Company issued 61,142,857 shares of common stock upon the conversion of a principal amount of $21,000 and accrued interest of $400.

w)	On May 23, 2012, the Company issued 33,333,333 shares of common stock upon the conversion of $9,000 of the convertible note as described in Note 5(b).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

x)
On May 29, 2012, the Company secured a $130,000 loan payable with two Convertible Promissory Notes for $65,000 each.  Pursuant to the convertible note agreements, the loans are convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014.   On July 13, 2012, the Company issued 85,000,000 shares of common stock upon the conversion of a principal amount of $19,125 of one of the $65,000 convertible notes. On July 25, 2012, the Company issued 85,000,000 shares of common stock upon the conversion of a principal amount of $19,125 of one of the $65,000 convertible notes.

y)
On June 1, 2012, the Company entered into an advisory agreement for a term of six months. In consideration for such services, the Company agreed to issue 80,000,000 restricted shares of common stock of the Company, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 50,000,000 shares on or before September 15, 2012.  On June 7, 2012, the Company issued 30,000,000 restricted shares of common stock.

z)
On June 1, 2012, the Company entered into a consulting agreement for a term of seven months.  In consideration for such services, the Company issued 5,000,000 restricted shares of common stock of the Company on July 18, 2012.

aa)
On June 1, 2012, the Company entered into a chief technology officer agreement for a term of six months.  In consideration for such services, the Company issued 5,000,000 restricted shares of common stock of the Company on June 15, 2012.

bb)
On June 12, 2012, the Company entered into a loan agreement (the “Loan Agreement”) with Ocean Wise International Industrial Limited, a Hong Kong corporation (“Ocean Wise”), pursuant to which the Company received a loan of $285,645 from Ocean Wise to be used for the Company's joint venture costs for Shenzhen Phase 1 and 2 licenses. The loan accrues interest at 12% per annum and matures on December 12, 2012. In the event of default, all principal and accrued interest will become immediately due and payable and the Company will be required to pay Ocean Wise an initial penalty equal to 40% of the Company's joint venture share in Reachout Holdings Limited (“Reachout”), which penalty will increase an additional 5% for every 5 days such default continues. Ocean Wise and the Company currently own 35% and 65%, respectively, in Reachout, a Hong Kong corporation.

cc)
On June 14, 2012, the Company issued 15,895,276 shares of common stock upon the conversion of principal amount of $2,900 and accrued interest of $1,710 of the convertible note as described in Note 5(b).

dd)	On June 15, 2012, the Company issued 1,388,889 restricted shares of common stock pursuant to the finder’s fee agreement as described in Note 11(g).

ee)
On June 15, 2012, the Company entered into a medical director agreement for a term of six months.  In consideration for such services, the Company agreed to issue 30,000,000 restricted shares of common stock, payable as follows: i) 15,000,000 shares upon execution of the agreement (issued on the same date); and ii) 15,000,000 shares on August 15, 2012.

ff)
On July 17, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 70,000,000 restricted shares of common stock.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.

gg)
On July 17, 2012, the Company accepted stock subscriptions for 42,857,142 shares at $0.00035 per share for proceeds of $15,000.  On July 26, 2012, the Company issued the 42,857,142 shares.  The Company also issued an option to purchase an additional 42,857,142 shares with an exercise price of $0.00035 per share to the investor.  The option expires on November 23, 2012.

hh)
On July 17, 2012, pursuant to a purchase and assignment agreement, the note holder of the Convertible Promissory Note described in Note 5(f) assigned principal amount of $10,000 and accrued interest of $420 to another investor.  All the terms of the Convertible Promissory Note remain unchanged.

ii)
On July 17, 2012, pursuant to a purchase and assignment agreement, the note holder of the Convertible Promissory Note described in Note 5(g) assigned principal amount of $5,000 and accrued interest of $125 to another investor.  All the terms of the Convertible Promissory Note remain unchanged.

jj)
On July 19, 2012, the Company entered into a Convertible Promissory Note agreement for $29,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 35% of the average of the lowest three trading prices for the common stock during the 90 trading days prior to the date of the conversion notice. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on January 21, 2013.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

13.	March 31, 2012 Restatement

The Company identified an error relating to the accounting of share-based compensation to a non-employee.  On November 11, 2011, the Company entered into a consulting agreement, which awarded shares to a non-employee at the end of each month (an aggregate of 90,000,000 shares were granted under this agreement), but no compensation was recorded for the year ended December 31, 2011 and for the three months ended March 31, 2012.

The effect of the error is to increase net loss by $49,000 for the year ended December 31, 2011 and by $41,000 for the three months ended March 31, 2012. Net loss per share for the year ended December 31, 2011 and for the three months ended March 31, 2012 was unchanged.

The Company determined that the misstated amount of $41,000 is material to the March 31, 2012 financial statements.  As a result, the Company amended and restated the interim financial statements for the three months ended March 31, 2012.

The following tables reflect the impact of the restatement to the consolidated balance sheet and the consolidated statement of operations.

	March 31, 2012
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Stockholders’ Deficit
Common Stock	$5,164	$500	$5,664
Additional Paid-in Capital	4,321,646	89,500	4,411,146
Deficit Accumulated During the Development Stage	(4,622,335)	(90,000)	(4,712,335)
Total Stockholder’ Deficit	$(295,525)	$–	$(295,525)

	For the Three Months Ended March 31, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General and Administrative	$52,691	$41,000	$93,691
Total Operating Expense	(78,207)	(41,000)	(119,207)
Loss before Discontinued Operations	(337,217)	(41,000)	(378,217)
Net Loss	(337,217)	(41,000)	(378,217)
Net Loss Attributable to Medical Care	$(330,771)	$(41,000)	$(371,771)
Net Loss Per Share – Basic and Diluted	$(0.00)		$(0.00)

	Period from February 27, 2007 (Inception) to March 31, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General and Administrative	$1,803,484	$90,000	$1,893,484
Total Operating Expense	(3,567,365)	(90,000)	(3,657,365)
Loss before Discontinued Operations	(4,552,132)	(90,000)	(4,642,132)
Net Loss	(4,639,442)	(90,000)	(4,729,442)
Net Loss Attributable to Medical Care	$(4,622,335)	$(90,000)	$(4,712,335)

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The restatement did not result in any changes to the amounts previously reported for net cash flows from operating activities, investing activities or financing activities.

December 31, 2011 Correction of an Error

The Company quantified and evaluated the error using both the balance sheet and income statement approach pursuant to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) and concluded that the misstated amount of $49,000 is considered immaterial in the prior year when all relevant quantitative and qualitative factors are considered. Consequently, the December 31, 2011 financial statements included in this Form 10-Q are adjusted to correct the error. However, prior SEC filings, including the December 31, 2011 Form 10-K will not be amended or restated.

The following tables reflect the impact of the correction of the error to the consolidated balance sheet and consolidated statements of operations:

	December 31, 2011
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Stockholders’ Deficit
Common Stock	$3,089	$200	$3,289
Additional Paid-in Capital	3,998,827	48,800	4,047,627
Deficit Accumulated During the Development Stage	(4,291,564)	(49,000)	(4,340,564)
Total Stockholder’ Deficit	$(289,648)	$–	$(289,648)

	For the Year Ended December 31, 2011
Consolidated Statement of Operations	As Previuosly Reported	Adjustment	As Restated

General and Administrative	$876,034	$49,000	$925,034
Total Operating Expense	(1,207,773)	(49,000)	(1,256,773)
Loss before Discontinued Operations	(1,934,548)	(49,000)	(1,983,548)
Net Loss	(1,934,548)	(49,000)	(1,983,548)
Net Loss Attributable to Medical Care	$(1,923,887)	$(49,000)	$(1,972,887)
Net Loss Per Share – Basic and Diluted	$(0.01)		$(0.01)

	Period from February 27, 2007 (Inception) to December 31, 2011
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General and Administrative	$1,750,796	$49,000	$1,799,793
Total Operating Expense	(3,489,158)	(49,000)	(3,538,158)
Loss before Discontinued Operations	(4,214,915)	(49,000)	(4,263,915)
Net Loss	(4,302,225)	(49,000)	(4,351,225)
Net Loss Attributable to Medical Care	$(4,291,564)	$(49,000)	$(4,340,564)

The correction of the error did not result in any changes to the amounts previously reported for net cash flows from operating activities, investing activities or financing activities.

Item 6. Exhibits.

Exhibit	Document

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CARE TECHNOLOGIES INC.

Dated: July 30, 2012	By:	/s/ Ning C. Wu
Ning C. Wu
President (principal executive officer)

	By:	/s/ Hui Liu
Hui Liu
Treasurer (principal financial and accounting officer)

5