Form 10-Q
period 2012-06-30
Medical Care Technologies Inc.
filed 2012-08-17
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,161,785,844 as of August 17, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Medical Care Technologies Inc.
(A Development Stage Company)
June 30, 2012

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Expenses	F-2

Consolidated Statements of Cash Flows	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4 to F-5

Notes to the Consolidated Financial Statements	F-6 to F-20

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current Assets

Cash and cash equivalents	$379	$3,380
Prepaid expenses and deposit	203,603	41,682

Total Current Assets	203,982	45,062

Property and equipment, net of accumulated depreciation of $50,000 and $50,000, respectively	31,002	6,200
Intangible asset	897,148	457,695
Deferred financing costs	–	4,964
Total Assets	$1,132,132	$513,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$171,508	$90,679
Accrued liabilities	282,388	20,606
Convertible note payable, net of unamortized discount of $32,896 and $23,100, respectively	3,797	93,596
Derivative liability	276,422	155,958
Due to related parties	360,518	79,635
Loan from related party	285,645	–
Loans payable	80,974	80,981

Total Current Liabilities	1,461,252	521,455

Convertible note payable, net of unamortized discount of $102,028 and $45,500, respectively	1,948	954
Loans payable	–	130,000
Total Liabilities	1,463,200	652,409

Commitments and Contingency

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of June 30, 2012 and December 31, 2011	–	–

Common Stock: 8,000,000,000 shares authorized, $0.00001 par value,1,835,285,845 and 328,898,953 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	18,352	3,289

Additional Paid-in Capital	5,395,270	4,047,627

Deficit Accumulated During the Development Stage	(6,047,667)	(4,340,564)

Total Stockholders’ Deficit	(634,045)	(289,648)

Non-controlling Interest	302,977	151,160

Total Stockholders’ Deficit	(331,068)	(138,488)

Total Liabilities and Stockholders’ Deficit	$1,132,132	$513,921

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					Period from
					February 27, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012

Expenses

General and administrative	$320,612	$437,136	$414,303	$504,153	$2,214,096
Depreciation and amortization expense	–	6,960	–	9,460	504,918
Management fees	201,657	131,287	227,173	176,096	1,460,620
Total Operating Expenses	(522,269)	(575,383)	(641,476)	(689,709)	(4,179,634)

Other Income (Expense)

Interest expense	(137,644)	(175,035)	(230,125)	(187,404)	(717,633)
Loss on derivative	(209,231)	(69,900)	(375,472)	(70,829)	(561,640)
Loss on extinguishment of debt	(18,387)	(13,750)	(18,387)	(13,750)	(55,612)
Loss on settlement of debt	–	–	–	–	(13,750)
Loss on contract cancellation	(450,000)	–	(450,000)	–	(450,000)
Foreign currency exchange gain (loss)	267	39	(21)	(3)	(1,127)

Total Other Income (Expense)	(814,995)	(258,646)	(1,074,005)	(271,986)	(1,799,762)

Loss Before Discontinued Operations	(1,337,264)	(834,029)	(1,715,481)	(961,695)	(5,979,396)

Loss from Discontinued Operations	–	–	–	–	(87,310)

Net Loss	$(1,337,264)	$(834,029)	$(1,715,481)	$(961,695)	$(6,066,706)

Net Loss attributable to non-controlling interest	1,932	1,888	8,378	3,341	19,039

Net Loss Attributable to Medical Care Technologies Inc.	$(1,335,332)	$(832,141)	$(1,707,103)	$(958,354)	$(6,047,667)

Net Loss Per Common Share – Basic and Diluted available to Medical Care Technologies Inc.:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding –Basic and Diluted	1,305,609,000	184,755,000	866,073,000	174,076,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from February 27, 2007
	For the Six Months Ended		(Date of Inception)
	June 30,		to June 30,
	2012	2011	2012

Cash Flows From Operating Activities:
Net loss	$(1,715,481)	$(961,695)	$(6,066,706)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services and expenses	–	–	10,500
Depreciation and amortization	–	9,460	504,918
Stock-based compensation	443,504	523,975	2,762,587
Accretion of discount on convertible debt	170,995	177,756	622,618
Loss on derivative	375,472	70,829	561,640
Loss on extinguishment of debt	18,387	13,750	55,612
Loss on settlement of debt	–	–	13,750
Loss on contract cancellation	450,000	–	450,000
Amortization of debt financing costs	39,323	3,606	52,609

Changes in operating assets and liabilities:
Prepaid expenses and deposit	33,391	(52,466)	(8,291)
Accounts payable	56,027	22,677	184,402
Accrued liabilities	18,423	16,357	48,478
Net Cash Used in Operating Activities	(109,959)	(175,751)	(807,883)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	–	–	(6,200)
Cash paid for purchase of clinic license	(153,808)	–	(611,503)
Net Cash Used in Investing Activities	(153,808)	–	(617,703)

Cash Flows From Financing Activities:
Proceeds from sale of common stock for cash	–	–	141,000
Proceeds from loans payable	–	–	221,189
Proceeds from convertible note payable	15,000	192,000	551,750
Due to related party	85,571	5,995	190,010
Contributions from non-controlling interest	160,195	1,600	322,016
Cash Provided by Financing Activities	260,766	199,555	1,425,965

(Decrease) Increase in Cash and Cash Equivalents	(3,001)	23,804	379

Cash and Cash Equivalents – Beginning of Period	3,380	391	–

Cash and Cash Equivalents – End of Period	$379	$24,195	$379

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Deposit paid directly by related party	$195,312	$-	$195,312
Acquisition of property and equipment in accounts payable	$24,802	$–	$24,802
Debt discount	$247,500	$108,130	$767,204
Cancellation of shares	$–	$–	$573
Conversion of derivative liability	$511,733	$236,167	$1,101,676
Reclassification of related party debt to/from accounts payable	$–	$–	$48,249
Shares issued for acquisition of assets	$–	$–	$504,918
Shares issued upon conversion of convertible debt and accrued interest	$173,110	$177,593	$634,831
Purchase of clinic license paid directly by related party	$285,645	-	$285,645

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)
	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Non– Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001per share to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001per share	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for investor relations services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Non– Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting and advisory services	45,000,000	450	411,490	–	–	411,940

Issuance of common stock upon conversion of convertible debt	99,929,606	999	460,722	–	–	461,721

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	11,500,000	115	165,985	–	–	166,100

Issuance of common stock for administrative services	5,125,000	52	65,216	–	–	65,268

Issuance of common stock for investor relations services	5,088,260	51	82,449	–	–	82,500

Conversion feature on convertible debt	–	–	589,943	–	–	589,943

Stock-based compensation	–	–	111,379	–	–	111,379

Net loss for the year	–	–	–	(1,972,887)	(10,661)	(1,983,548)

Contribution from non-controlling interest	–	–	–	–	161,821	161,821

Balance – December 31, 2011	328,898,953	$3,289	$4,047,627	$(4,340,564)	$151,160	$(138,488)

Issuance of common stock for consulting and advisory services	198,018,606	1,980	206,247	–	–	208,227

Issuance of common stock for management services	200,000,000	2,000	158,000	–	–	160,000

Issuance of common stock for administrative services	55,000,000	550	48,950	–	–	49,500

Issuance of common stock for engineering services	32,500,000	325	25,675	–	–	26,000

Issuance of common stock upon conversion of convertible debt	538,401,620	5,384	167,726	–	–	173,110

Issuance of common stock for financing fees	38,022,222	380	33,979	–	–	34,359

Issuance of common stock for commitment fees	444,444,444	4,444	195,556	–	–	200,000

Conversion feature on convertible debt	–	–	511,733	–	–	511,733

Stock-based compensation	–	–	(223)	–	–	(223)

Net loss for the year	–	–	–	(1,707,103)	(8,378)	(1,715,481)

Contribution from non-controlling interest	–	–	–	–	160,195	160,195

Balance – June 30, 2012	1,835,285,845	$18,352	$5,395,270	$(6,047,667)	$302,977	$(331,068)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.
Nature of Operations and Continuance of Business

Medical Care Technologies Inc. (“we”, “our”, the “Company”) was incorporated in the State of Nevada on February 27, 2007 under the name of “Aventerra Explorations Inc.” and changed its name to “AM Oil Resources & Technology Inc.” on December 3, 2008. On September 28, 2009, the Company incorporated Medical Care Technologies Inc. for the sole purpose of effecting a name change. On October 6, 2009, the Company effected a merger with the wholly owned subsidiary and assumed the subsidiary’s name. In conjunction with the name change, the Company was granted a new trading symbol of MDCE. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at June 30, 2012, the Company has a working capital deficit of $1,257,270 and has accumulated losses of $6,047,667 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2012 Net Carrying Value $	December 31, 2011 Net Carrying Value $

Computer hardware	30,000	30,000	–	–
Equipment	20,000	20,000	–	–
Leasehold improvements	31,002	–	31,002	6,200
	81,002	50,000	31,002	6,200

3.	Related Party Transactions

a)
On April 23, 2012, the Company entered into a CEO Agreement with the President of the Company, which has an initial term of 1 year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay the President an annual compensation of $120,000 commencing February 1, 2012 and issued 120,000,000 restricted shares of common stock to the President with a fair value of $96,000.

On December 30, 2010, the Company issued 500,000 stock options to the President of the Company with an exercise price of $0.25 per share.  The 500,000 stock options are exercisable until December 30, 2015.  125,000 stock options vested on June 28, 2011, 125,000 vested on Dec 28, 2011, and 250,000 stock options vested on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the six months ended June 30, 2012, the Company recorded stock-based compensation of $906 as management fees.

During the six months ended June 30, 2012, the Company recognized a total of $151,906 of management fees for the President of the Company. At June 30, 2012, the Company is indebted to the President of the Company for $130,000 for management fees. The Company is also indebted to the President of the Company and a company controlled by the President of the Company for $14,089 for expenses paid on behalf of the Company.  These amounts are unsecured, bear no interest and are due on demand.

b)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its Chief Operating Officer (“COO”). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000. The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000. The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the Company amended the Executive Officer Employment Agreement.  Pursuant to the amendment, the Company issued 8,000,000 shares of common stock at a fair value of $113,600.  On April 23, 2012, the Company further amended the Executive Officer Employment Agreement.  Pursuant to the 2nd amendment, the Company agreed to pay an annual salary of $60,000 and issued an additional 80,000,000 restricted shares of common stock with a fair value of $64,000.

On February 1, 2011, the Company issued 100,000 stock options to the COO with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2016. 50,000 stock options vested on August 1, 2011, 25,000 stock options vested on January 1, 2012, and 25,000 stock options vested on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.48%, an expected volatility of 250%, and a 0% dividend yield. The weighted fair value of stock options was $0.014 per share. During the six months ended June 30, 2012, the Company recorded stock-based compensation of $116 as management fees

During the six months ended June 30, 2012, the Company recognized a total of $75,267 of management fees for the COO of the Company.  At June 30, 2012, the Company is indebted to the COO of the Company for $11,151 for management fees.  The Company is also indebted to the COO of the Company for $8,251 for expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and are due on demand.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

c)
On December 30, 2010, the Company issued an aggregate of 250,000 stock options to four directors of the Company with an exercise price of $0.25 per share.  The 250,000 stock options are exercisable until December 30, 2015.  99,998 stock options vested on June 28, 2011, 75,001 stock options vested on December 28, 2011, and 75,001 stock options vested on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the six months ended June 30, 2012, the Company recorded stock-based compensation of $272 as management fees.

d)
On June 12, 2012, the Company entered into a loan agreement (the “Loan Agreement”) with Ocean Wise International Industrial Limited, a Hong Kong corporation (“Ocean Wise”), pursuant to which the Company received a loan of $285,645 from Ocean Wise to be used for the Company’s joint venture costs for its Shenzhen Phase 1 and 2 licenses. The loan accrues interest at 12% per annum and matures on December 12, 2012. In the event of default, all principal and accrued interest will become immediately due and payable and the Company will be required to pay Ocean Wise an initial penalty equal to 40% of the Company’s joint venture share in Reachout Holdings Limited (“Reachout”), which penalty will increase an additional 5% for every 5 days such default continues. Ocean Wise and the Company currently own 35% and 65%, respectively, in Reachout, a Hong Kong corporation.  At June 30, 2012, accrued interest of $1,714 is included in due to related parties.

e)
In May 2012, Ocean Wise made a deposit of $195,312 on behalf of Reachout to the government of China for the license to operate healthcare center in Shenzhen, China.  The deposit will be returned to Ocean Wise in November 2012.  The related liability to Ocean Wise is included in due to related parties.

4.	Loans payable The following table summarizes the change in loans payable for the six months ended June 30, 2012:

Balance at December 31, 2011	$210,981
Settlement of loan payable	(130,000)
Foreign exchange translation	(7)
Balance at June 30, 2012	$80,974

As of June 30, 2012, the Company is in default of loans amounting to $80,974.

5.	Convertible Notes Payable

a)
On June 1, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which was amortized over the term of the Note. The Note, which is due on March 6, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from June 1, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on November 28, 2011.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $27,056 as a derivative liability, reducing the carrying value of the convertible loan to $5,444 upon the commencement of the conversion period on November 28, 2011. The initial fair value of the derivative liability at November 28, 2011 of $27,056 was determined using the Black Scholes option pricing model with a quoted market price of $0.0029, a conversion price of $0.002, expected volatility of 241%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.03%. The discount on the convertible loan is accreted over the term of the convertible loan.

On December 12, 2011, the Company issued 8,333,333 restricted shares of common stock upon the conversion of the principal amount of $10,000. Before the conversion of the note on December 12, 2011, the Company recorded accretion of $2,037. Upon the conversion of the note, the Company recognized unamortized discount of $7,698 as interest expense. The fair value of the derivative liability at December 12, 2011 was $57,269 and $17,621 was reclassified to additional paid-in capital upon conversion of the principal amount of $10,000. The fair value of the derivative liability at December 12, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.003, a conversion price of $0.0012, expected volatility of 271%, no expected dividends, an expected term of 0.23 years and a risk-free interest rate of 0.01%.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On December 22, 2011, the Company issued 7,692,308 restricted shares of common stock upon the conversion of the principal amount of $10,000.  Before the conversion of the note on December 22, 2011, the Company recorded accretion of $1,384.  Upon the conversion of the note, the Company recognized unamortized discount of $7,083 as interest expense.  The fair value of the derivative liability at December 22, 2011 was $34,299 and $15,244 was reclassified to additional paid-in capital upon conversion of the principal amount of $10,000.  The fair value of the derivative liability at December 22, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0027, a conversion price of $0.0013, expected volatility of 371%, no expected dividends, an expected term of 0.21 years and a risk-free interest rate of 0.01%.

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

The Company then analyzed the modification of the conversion feature pursuant to ASC 815 “Derivatives and Hedging”.  The change in terms of the conversion features would have resulted in a change in the fair value of the derivative liability.  As the derivative liability is marked to fair value at each reporting period, the change in fair value as a result of the modification was recorded during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Company issued 27,600,000 restricted shares of common stock upon the conversion of the principal amount of $12,500 and accrued interest of $1,300.  Before the conversion of the note, the Company recorded accretion of $1,782.  Upon the conversion of the note, the Company recognized unamortized discount of $6,194 as interest expense.  The fair value of the derivative liability of $36,700 was reclassified to additional paid-in capital upon conversion of the principal amount of $12,500.  The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0015 to $0.0020, a conversion price of $0.0005, expected volatility ranging from 347% to 411%, no expected dividends, an expected term ranging from 0.11 to 0.15 years and a risk-free interest rate ranging from 0.02% to 0.04%.

During the six months ended June 30, 2012, the Company recognized a loss of $20,084 on the change in fair value of the derivative liability.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $79,141 as a derivative liability, reduced the carrying value of the convertible loan to $0 and recognized a “day 1” derivative loss of $24,141. The initial fair value of the derivative liability at June 1, 2011 of $79,141 was determined using the Black Scholes option pricing model with a quoted market price of $0.0180, a conversion price of $0.0094, expected volatility of 186%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan.

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

The modified debenture also provides that 30,000,000 shares of the Company’s common stock will be held in escrow pursuant to a stock escrow agreement among the Company, the note holder and the escrow agent.

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

The Company determined the fair value of the embedded conversion feature of the modified debt pursuant to ASC 815, “Derivatives and Hedging.” The initial fair value of the derivative liability of the modified debt instrument at December 9, 2011 was determined using the Black Scholes option pricing model with a quoted market price of $0.0022, a conversion price of $0.0011, expected volatility of 205%, no expected dividends, an expected term of two years and a risk-free interest rate of 0.22%. The Company recognized the fair value of the embedded conversion feature of $98,811 as a derivative liability, reduced the value of the convertible loan to $0 and recognized a “day 1” derivative loss of $43,811.

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

During the six months ended June 30, 2012, the Company issued 118,408,241 restricted shares of common stock upon the conversion of the principal amount of $46,000 and accrued interest of $1,710.  Before the conversion of the modified note, the Company recorded accretion of $9,241. Upon the conversion of the note, the Company recognized the unamortized discount of $36,170 as interest expense. The fair value of the derivative liability of $113,376 was reclassified to additional paid-in capital upon the conversion of the principal amount of $46,000.  The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quote market price ranging from $0.0005 to $0.0025, a conversion price ranging from $0.0003 to $0.00029, expected volatility ranging from 216% to 279%, no expected dividends, an expected term ranging from 1.49 to 1.93 years and a risk-free interest rate ranging from 0.22% to 0.30%.

During the six months ended June 30, 2012, a loss of $7,883 was recognized on the change in fair value of the derivative liability.

c)
On July 20, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $32,500. The Company received net proceeds from the issuance of the Note in the amount of $30,000 and incurred debt financing costs of $2,500, which was amortized over the term of the Note. The Note, which is due on April 23, 2012, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from July 20, 2011 at a conversion price equal to a 39.9% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on January 16, 2012.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $115,621 as a derivative liability, reduced the carrying value of the convertible loan to $0, and recognized a “day 1”derivative loss of $83,121 upon the commencement of the conversion period on January 16, 2012. The initial fair value of the derivative liability at January 26, 2012 of $115,621 was determined using the Black Scholes option pricing model with a quoted market price of $0.0021, a conversion price of $0.0005, expected volatility of 350%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.03%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the six months ended June 30, 2012, the Company issued 90,588,585 restricted shares of common stock upon the conversion of the principal amount of $32,500 and accrued interest of $1,300.  Before the conversion of the note, the Company recorded accretion of $7,541. Upon the conversion of the note, the Company recognized unamortized discount of $24,959 as interest expense. The fair value of the derivative liability of $102,748 was reclassified to additional paid-in capital upon the conversion of principal amount of $32,500. The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0009 to $0.0017, a conversion price ranging from $0.0003 to $0.0005, expected volatility ranging from 299% to 360%, no expected dividends, an expected term ranging from 0.10 to 0.23 years and a risk-free interest rate ranging from 0.05% to 0.10%.

During the six months ended June 30, 2012, a loss of $70,248 was recognized on the change in fair value of the derivative liability.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $172,698 as a derivative liability, reduced the carrying value of the convertible loan to $0, and recognized a “day 1” derivative loss of $127,698 upon the commencement of the conversion period on March 7, 2012. The initial fair value of the derivative liability at March 7, 2012 of $172,698 was determined using the Black Scholes option pricing model with a quoted market price of $0.0013, a conversion price of $0.0003, expected volatility of 368%, no expected dividends, an expected term of 0.27 year and a risk-free interest rate of 0.08%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the six months ended June 30, 2012, the Company issued 170,376,223 restricted shares of common stock upon the conversion of principal amount of $45,000 and accrued interest of $1,800.  Before the conversion of the note, the Company recorded accretion of $13,623. Upon the conversion of the note, the Company recognized unamortized discount of $29,509 as interest expense. The fair value of the derivative liability of $120,559 was reclassified to additional paid-in capital upon the conversion of principal amount of $45,000. The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0005 to $0.0013, a conversion price ranging from $0.0002 to $0.0004, expected volatility ranging from 214% to 511%, no expected dividends, an expected term ranging from 0.08 to 0.22 years and a risk-free interest rate ranging from 0.05% to 0.09%.

During the six months ended June 30, 2012, a loss of $75,557 was recognized on the change in fair value of the derivative liability.

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

On May 21, 2011, the Company modified the terms of the convertible promissory note.  The modified note bears interest at 12% per annum and all unpaid principal and accrued interest on the modified note shall be due and payable on May 21, 2013.  The modified note is convertible, at any time, in whole or in part, at the note holder’s option, into common stock of the Company at a conversion price per share equal to 50% of the lowest closing bid price of Company’s common stock during the previous 15 trading days.

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

On May 21, 2012, prior to the modification of the convertible note, the carrying value of the convertible note was $47,888 (principal amount of $25,000 plus accrued interest of $1,019 plus derivative liability of $32,050 less unamortized discount of $10,181).

The Company determined the fair value of the embedded conversion feature of the modified debt pursuant to ASC 815, “Derivatives and Hedging.” The initial fair value of the derivative liability of the modified debt instrument at May 21, 2012 was determined using the Black Scholes option pricing model with a quoted market price of $0.0001, a conversion price of $0.0004, expected volatility of 305%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.21%. The Company recognized the fair value of the embedded conversion feature of $66,275 as a derivative liability and reduced the value of the convertible loan to $0.

The fair value of the modified debt of $66,275 (principal amount of $25,000 plus derivative liability of $66,275 less unamortized discount of $25,000) was compared to the carrying value of the original debt of $47,888 and the Company recorded a loss on extinguishment of debt of $18,387.

During the six months ended June 30, 2012, the Company issued 11,428,571 restricted shares of common stock upon the conversion of the principal amount of $4,000. Before the conversion of the note, the Company recorded accretion of $27. Upon the conversion of the note, the Company recognized unamortized discount of $3,916 as interest expense. The fair value of the derivative liability at conversion was $59,365 and $9,498 was reclassified to additional paid-in capital upon the conversion of principal amount of $4,000. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0009, a conversion price of $0.0004, expected volatility of 307%, no expected dividends, an expected term of 0.99 years and a risk-free interest rate of 0.21%.

During the six months ended June 30, 2012, a loss of $15,092 was recognized on the change in fair value of the derivative liability.

f)
On March 6, 2012, the Company entered into Convertible Promissory Note agreement for $10,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on March 5, 2013.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $14,058 as a derivative liability, reduced the carrying value of the convertible loan to $0 and recognized a “day 1” derivative loss of $4,058.  The initial fair value of the derivative liability at March 6, 2012 of $14,058 was determined using the Black Scholes option pricing model with a quoted market price of $0.001, a conversion price of $0.0006, expected volatility of 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.17%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the six months ended June 30, 2012, a loss of $1,649 was recognized on the change in fair value of the derivative liability.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

g)
On March 8, 2012, the Company entered into Convertible Promissory Note agreement for $5,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 80% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 6% per year and the principal amount and any interest thereon are due on March 7, 2013.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $7,547 as a derivative liability, reduced the carrying value of the convertible loan to $0 and recognized a “day 1” derivative loss of $2,547 on derivative liability.  The initial fair value of the derivative liability at March 8, 2012 of $7,547 was determined using the Black Scholes option pricing model with a quoted market price of $0.0013, a conversion price of $0.0007, expected volatility of 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the six months ended June 30, 2012, a loss of $821 was recognized on the change in fair value of the derivative liability.

h)
On May 29, 2012, the Company entered into Convertible Promissory Note agreement for $65,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $114,237 as a derivative liability, reduced the carrying value of the convertible loan to $0 and recognized a “day 1” derivative loss of $49,237.  The initial fair value of the derivative liability at May 29, 2012 of $114,237 was determined using the Black Scholes option pricing model with a quoted market price of $0.0007, a conversion price of $0.0004, expected volatility of 246%, no expected dividends, an expected term of 2.5 years and a risk-free interest rate of 0.36%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the six months ended June 30, 2012, the Company issued 60,000,000 restricted shares of common stock upon the conversion of the principal amount of $13,500. Before the conversion of the note, the Company recorded accretion of $34. Upon the conversion of the note, the Company recognized unamortized discount of $13,389 as interest expense. The fair value of the derivative liability at conversion was $310,202 and $64,427 was reclassified to additional paid-in capital upon the conversion of principal amount of $13,500. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0011, a conversion price of $0.0002, expected volatility of 242%, no expected dividends, an expected term of 2.48 years and a risk-free interest rate of 0.34%.

During the six months ended June 30, 2012, a loss of $107,161 was recognized on the change in fair value of the derivative liability.

i)
On May 29, 2012, the Company entered into Convertible Promissory Note agreement for $65,000.  Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $114,237 as a derivative liability, reduced the carrying value of the convertible loan to $0 and recognized a “day 1” derivative loss of $49,237.  The initial fair value of the derivative liability at May 29, 2012 of $114,237 was determined using the Black Scholes option pricing model with a quoted market price of $0.0007, a conversion price of $0.0004, expected volatility of 246%, no expected dividends, an expected term of 2.5 years and a risk-free interest rate of 0.36%. The discount on the convertible loan is accreted over the term of the convertible loan.

During the six months ended June 30, 2012, the Company issued 60,000,000 restricted shares of common stock upon the conversion of the principal amount of $13,500. Before the conversion of the note , the Company recorded accretion of $34. Upon the conversion of the note, the Company recognized unamortized discount of $13,389 as interest expense. The fair value of the derivative liability at conversion was $310,202 and $64,427 was reclassified to additional paid-in capital upon the conversion of principal amount of $13,500. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0011, a conversion price of $0.0002, expected volatility of 242%, no expected dividends, an expected term of 2.48 years and a risk-free interest rate of 0.34%.

During the six months ended June 30, 2012, a loss of $107,161 was recognized on the change in fair value of the derivative liability.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

6.
Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of June 30, 2012 and December 31, 2011, there was no preferred stock issued and outstanding.

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

During the three months ended June 30, 2012:

a)	The Company issued 168,018,606 shares of common stock at a fair value of $167,227 for consulting services.

b)	The Company issued 200,000,000 shares of common stock at a fair value of $160,000 for management services.

c)	The Company issued 55,000,000 shares of common stock at a fair value of $49,500 for administrative services.

d)	The Company issued 32,500,000 shares of common stock at a fair value of $26,000 for engineering services.

e)	The Company issued 364,247,689 shares of common stock upon the conversions of various convertible notes as described in Note 5.

f)	The Company issued 4,688,889 shares of common stock at a fair value of $4,359 pursuant to the finder’ fees agreement as described in Note 11(f).

g)	The Company issued 444,444,444 shares of common stock at a fair value of $200,000 for commitment fees.

During the three months ended March 31, 2012:

h)
In November 2011, the Company granted 90,000,000 shares of common stock pursuant to a consulting agreement.  The award vests over the 9-month term of the agreement.  For the three months ended March 31, 2012, the Company recognized stock-based compensation of $41,000 which is equivalent to the fair value of the 30,000,000 shares that vested during the period. Refer to Note 11(e).

i)	The Company issued 174,153,931 shares of common stock upon the conversions of various convertible notes as described in Note 5.

j)	The Company issued 33,333,333 restricted shares of common stock at a fair value of $30,000 for structuring and due diligence fee pursuant to the term sheet as described in Note 11(n).

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

During the six months ended June 30, 2012, the Company reversed stock-based compensation of $1,245 included in general and administrative expense and recorded $1,022 as management fees. During the six months ended June 30, 2011, the Company recorded stock-based compensation of $45,855 as general and administrative expense and $5,575 as management fees.

A summary of the Company’s stock option activity is as follows:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $

Outstanding, December 31, 2010	1,350,000	0.25

Granted	350,000	0.25

Outstanding, December 31, 2011	1,700,000	0.25

Granted	–	–

Outstanding, June 30, 2012	1,700,000	0.25	3.51	–

Exercisable, June 30, 2012	1,675,000	0.25	3.51	–

A summary of the status of the Company’s non-vested stock options as of June 30, 2012, and changes during the six months ended June 30, 2012 are presented below:

Non-vested options	Number of Options #	Weighted Average Grant Date Fair Value $

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	(1,066,665)	0.015

Non-vested at December 31, 2011	633,335	0.008

Granted	–	–
Vested	(608,335)	0.007

Non-vested at June 30, 2012	25,000	0.01

At June 30, 2012, there was $20 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at June 30, 2012.

8.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants #	Exercise Price $

Balance, December 31, 2010 and 2011	500,000	0.15

Expired	(500,000)	0.15
Balance, June 30, 2012	–	–

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

9.
Derivative Instruments

In June 2008, the FASB ratified ASC 815-15, “Derivatives and Hedging – Embedded Derivatives” (“ASC 815-15”). ASC 815-15, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 is effective for the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited.

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

The following table summarizes the change in derivative liabilities for the six months ended June 30, 2012:

Balance at December 31, 2011	$155,958
Addition of new derivative liability	256,726
Settlement of derivative liability through conversion of debt	(511,734)
Derivative loss included in other income (expense)	375,472
Balance at June 30, 2012	$276,422

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

The Company’s operations are in Canada and China, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of June 30, 2012 and December 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012	Balance as of December 31, 2011
Liabilities:
Derivative Liabilities	$–	$–	$276,422	$276,422	$155,958

Total liabilities measured at fair value	$–	$–	$276,422	$276,422	$155,958

11.	Commitments

a)
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

b)
On May 18, 2011, ReachOut entered into two office lease agreements, which commenced on May 22, 2011 until May 21, 2017.  The minimum rent from May 22, 2011 to May 21, 2013 is $5,554 (RMB35,060) per month, the minimum rent from May 22, 2013 to May 21, 2014 is $5,892 (RMB37,200) per month, the minimum rent from May 22, 2014 to May 21, 2015 is $6,083 (RMB38,400), the minimum rent from May 22, 2015 to May 21, 2016 is $6,273 (RMB39,600) and the minimum rent from May 22, 2016 to May 21, 2017 is $6,558 (RMB41,400).  On May 1, 2012, the Company and the lessor agreed to cease the rent payment until the opening of the health center.

c)
On September 1, 2011, the Company entered into a medical director services agreement for a period of 2 years.  Pursuant to the agreement, the Company agreed to issue 2,000,000 shares of common stock as follows: 1,000,000 shares within 10 days of the execution of the agreement; and 1,000,000 shares on September 1, 2012.  On September 19, 2011, the Company issued 1,000,000 restricted shares of common stock at a fair value of $10,000.

d)
On October 15, 2011, ReachOut entered into an interior design contract with G-Design Consultant Inc. and Art Team Limited (“G-Design”).  Pursuant to the agreement, ReachOut agreed to pay a total sum not to exceed $31,002.  The amount is payable as follows: $6,200 to be paid when the preliminary design phase and presentation have been accomplished; $13,951 to be paid on completion and acceptance of the final design concept; $10,851 to be paid when all completed design or construction drawings have been approved by Chinese government officials and departments and is ready to be used for construction.  The Company paid $6,200 to G-Design on November 14, 2011. During the six months ended June 30, 2012, the Company accrued $13,951 upon the completion and acceptance of the final design concept and $10,851 upon the approval by the Chinese government on the completed design and construction drawings.

e)
On November 11, 2011, the Company entered into a business advisory and consulting agreement with a consultant for a term of nine months. In consideration for such services, the Company agreed to issue 10,000,000 shares of common stock of the Company each month, for a total of 90,000,000 shares of common stock, which will be registered under a Form S-8 Registration.  Pursuant to the agreement, during the period ended December 31, 2011 and June 30, 2012, the Company recognized $49,000 and $41,000, respectively, of expense related to this agreement. On March 31, 2012, the agreement was terminated.  Refer to Note 6(g).

f)
On November 29, 2011, the Company entered into a finder’s fee agreement with Vince Trapasso (“Trapasso”) whereby the Company agreed to pay finder’s fee in cash equal to 5% and in restricted common shares equal to 5% of the total dollar amount of the financing provided by those persons or entities who were introduced by Trapasso.  The initial term of the agreement is one year and the agreement will automatically be renewed at the expiration of the first year of service and at each anniversary of the agreement.  After the first anniversary, the agreement can be terminated by either party with 10 days notice.  During the year ended December 31, 2011, the Company paid $2,750 to Trapasso. During the six months ended June 30, 2012, the Company issued 4,688,889  restricted shares of common stock to Trapasso.  Refer to Note 6(f).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

g)
On March 8, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company agreed to issue 65,000,000 shares of common stock, which will be registered under a Form S-8 Registration agreement.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.  As of June 30, 2012, the Company has not issued any shares to the consultant.  On July 17, 2012, the Company entered into another agreement in replacement of the March 8, 2012 agreement.  Refer to Note 12(b).

h)
On April 1, 2012, the Company entered into a business advisory and consulting agreement with a consultant for a term of nine months.  In consideration for such services, the Company agreed to issue 90,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 90,000,000 shares will be issued in tranches throughout the term of the agreement as follows: i) 30,000,000 shares upon execution of the agreement or upon effective filing of the Form S-8; ii) 30,000,000 shares on or before August 1, 2012 and; iii) 30,000,000 shares on or before November 1, 2012.  Pursuant to the agreement, during the six months ended June 30, 2012, the Company recognized $30,000 of expense for the 30,000,000 shares due upon execution of the agreement.

i)
On April 1, 2012, the Company entered into an administrative services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 60,000,000 shares will be issued pro rata on a monthly basis with the pro rata shares being due at the end of each month.   Pursuant to the agreement, during the six months ended June 30, 2012, the Company recognized $20,500 of expense for the 15,000,000 shares that vested during the period.

j)
On April 9, 2012, the Company entered into a business development services agreement for a period of one year for general consulting services in connection with acquiring medical centre licenses and/or operational centres in China.  Pursuant to the agreement, the Company agreed to issue 31,885,300 shares of common stock for the introduction of three opportunities for the Company to acquire ownership within a medical center joint venture in China.  The 31,885,300 shares are issuable as follows: i) 17,918,606 shares upon execution of the agreement; ii) 3,981,913 shares after the signing of the first letter of intent to enter into a joint venture to develop a medical center; iii) 3,981,913 shares when the Company signs a contract for the first joint venture medical center in China; iv) 2,986,434 shares when the Company signs a contract for the second joint venture medical center in China; iv) 2,986,434 shares when the Company signs a contract for the third joint venture medical center in China.  On April 9, 2012, the Company recognized $16,127 of expense for the 17,918,606 shares due upon execution of the agreement.

k)
On April 23, 2012, the Company entered into a consulting agreement for legal services pursuant to which the Company issued 10,000,000 shares of common stock with a fair value of $8,000.  The Company will register the shares on an S-8 registration statement.

l)
On May 1, 2012, the Company entered into an administrative and support services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 60,000,000 shares will be issued pro rata on a monthly basis with the pro rata shares being due at the end of each month. Pursuant to the agreement, during the six months ended June 30, 2012, the Company recognized $8,000 of expense for the 10,000,000 shares that vested during the period.

m)
On May 1, 2012, the Company entered into an engineering services agreement for a term of four months.  In consideration for such services, the Company agreed to pay the consultant at a rate of $16,250 for each month for which services are provided.  The Company will also issue 65,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  Pursuant to the agreement, during the six months ended June 30, 2012, the Company recognized $26,000 of expense for the 32,500,000 shares that vested during the period.

n)
On May 2, 2012, the Company finalized, executed and delivered a Reserve Equity Financing Agreement (the “Financing Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with AGS Capital Group, LLC ("AGS").

Pursuant to the terms of the Financing Agreement, for a period of 48 months commencing on the date of effectiveness of the registration statement, AGS shall purchase up to $10,000,000 (the “Commitment Amount”) of the Company’s common stock. The purchase price of the shares under the Financing Agreement is equal to ninety percent (90%) of the lowest closing bid price of the Company’s common stock during the 20 consecutive trading days after the Company delivers to AGS a notice in writing requiring AGS to purchase shares, as further provided for pursuant to the terms of the Financing Agreement. The Company cannot issue any such notices to AGS until a registration statement covering these purchases is declared effective by the Securities and Exchange Commission (the “SEC’) and the number of shares sold in each advance shall not exceed 250% of the average daily trading volume. The Company is prohibited from taking certain actions, including issuing shares or convertible securities where the purchase price is determined using any floating discount.  The Company is required to pay a fee of $250,000 in case of termination of the agreement.

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

On July 17, 2012, the Company terminated the financing agreement and registration rights agreement.  As of June 30, 2012, the Company has accrued the termination fee of $250,000 pursuant to the terms of the agreement.  The termination fee and the fair value of the 444,444,444 shares of $200,000 are reported as a loss on contract cancellation in the consolidated statements of expenses.

o)
On May 8, 2012, the Company entering into a business consulting services agreement with a consultant whereby the Company agreed to issue 77,000,000 shares of common stock, which will be registered under a Form S-8 Registration agreement.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.  At June 30, 2012, the Company has not issued any shares to the consultant.

p)
On May 16, 2012, the Company entered into a China logistics consulting agreement for a term of ten months.  In consideration for such services, the Company issued 55,000,000 restricted shares of common stock at a fair value of $66,000.

q)
On May 17, 2012, the Company entered into a communications consulting agreement for a term of three months.  In consideration for such services, the Company issued 100,000 restricted shares of common stock at a fair value of $100.

r)
On May 18, 2012, the Company entered into an administrative services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,00,000 restricted shares of common stock, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 30,000,000 shares on or before November 18, 2012. On May 18, 2012, the Company issued 30,000,000 restricted shares of common stock at a fair value of $21,000.

s)
On June 1, 2012, the Company entered into an advisory agreement for a term of six months. In consideration for such services, the Company agreed to issue 80,000,000 restricted shares of common stock of the Company, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 50,000,000 shares on or before September 15, 2012.  On June 1, 2012, the Company issued 30,000,000 restricted shares of common stock at a fair value of $24,000.

t)
On June 1, 2012, the Company entered into a consulting agreement for a term of seven months.  In consideration for such services, the Company issued 5,000,000 restricted shares of common stock of the Company at a fair value of $4,000.

u)
On June 1, 2012, the Company entered into a chief technology officer agreement for a term of six months.  In consideration for such services, the Company issued 5,000,000 restricted shares of common stock of the Company at a fair value of $4,000.

v)
On June 15, 2012, the Company entered into a medical director agreement for a term of six months.  In consideration for such services, the Company agreed to issue 30,000,000 restricted shares of common stock, payable as follows: i) 15,000,000 shares upon execution of the agreement; and ii) 15,000,000 shares on August 15, 2012. On June 15, 2012, the Company issued 15,000,000 shares of common stock at a fair value of $15,000.

12.	Subsequent Events

a)	Subsequent to June 30, 2012, the Company issued 421,142,857 shares of common stock upon the conversion of $74,850 of convertible notes as described in Note 5.

b)
On July 17, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 70,000,000 restricted shares of common stock.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.   This agreement is for replacement of the agreement as described in Note 11(g).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

c)
On July 17, 2012, the Company accepted stock subscriptions for 42,857,142 shares of common stock at $0.00035 per share for proceeds of $15,000. On July 26, 2012, the Company issued the 42,857,142 shares. The Company also granted an option to purchase an additional 42,857,142 shares of common stock with an exercise price of $0.00035 per share to the investor. The option expires on November 23, 2012.

d)
On July 17, 2012, pursuant to a purchase and assignment agreement, the note holder of the Convertible Promissory Note described in Note 5(f) assigned the principal amount of $10,000 and accrued interest of $420 to another investor.  All the terms of the Convertible Promissory Note remain unchanged.

e)
On July 17, 2012, pursuant to a purchase and assignment agreement, the note holder of the Convertible Promissory Note described in Note 5(g) assigned the principal amount of $5,000 and accrued interest of $125 to another investor.  All the terms of the Convertible Promissory Note remain unchanged.

f)	On July 17, 2012, the Company terminated the financing agreement and registration rights agreement as described in Note 11(n).

g)
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

h)
On July 31, 2012, the Company entered into a marketing consulting agreement for a term of four months.  In consideration for such services, the Company agreed to issue 198,000,000 shares of common stock upon the execution of the agreement.

i)
On August 13, 2012, the Company entered into a Convertible Promissory Note Agreement in the principal amount of $35,000.  The note, which is due on February 13, 2012, bears interest at the rate of 10% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 12% per annum from the due date thereof until the same is paid. All principal and accrued interest on the note is convertible into shares of the Company’s common stock at the election of holder at any time after 180 days from August 13, 2012 at a conversion price equal to a 65% discount to the average of the lowest 3 trading prices of the common stock during the 30 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on February 13, 2013.

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

In summer 2011, we received approval for our final licenses from the City of Dongguan, Guangdong Province Department of Urban Planning and Department of Health to open and operate our first children’s health and wellness center.  Our first planned children’s health center has been named Teddyberry™ and Company, and will be a 4,000+ square foot facility in Dongguan, located within a metropolitan area of 10 million people with an estimated 1 million children. Our facility is a new private healthcare model in China based on the concept of primary spa-like facilities in each geographic area.  We currently anticipate that it will offer a full range of inpatient services to Chinese communities and expatriates' families.  We believe that we are the first to introduce such a model to the country which we believe places us strategically at the forefront of a highly attractive private healthcare services market.

In May 2012, a growth opportunity was presented for a new location in a major Tier-1 city. We were officially invited to apply for a license to open a health center in Shenzhen. We applied and quickly received approval from the Chinese Ministry of Health. Shenzhen is considered to be China’s first and most successful “Special Economic Zone”, and is regarded as one of the fastest growing cities in the world with a population of over 10 million people.  Shenzhen has grown beyond the borders of the original Zone and now encompasses an area of 790 sq. miles, larger than New York, London or Los Angeles!  With a booming economy, Shenzhen has developed very rapidly into a vibrant commercial powerhouse fueled by the ambitions of its upwardly mobile, educated, entrepreneurial inhabitants. For many Chinese, Shenzhen represents China’s 21st century future (Business in Asia, March, 2012). Once license approval was granted, our consultants in Shenzhen moved to quickly select an eminent site for the health center, close to the 2011 Universiade location, in an area of this thriving city which teems with young, urban professional families. Zoning approvals from the city government have also been granted and all required licenses, bonds and zoning fees have been paid.

Currently, we hope to add subsequent locations in other economically developing and developed Tier-1 major cities such as Beijing and Shanghai and, Tier-2 cities such as Guangzhou and Tianjin. In China, we believe that opportunities abound in Tier-2 cities because production is cheaper, real estate has more potential for appreciation in these areas, and overall economic growth rates are climbing more steeply than in the Tier-1 cities.

We believe that the Chinese government recognizes that these Tier-2 cities are quickly becoming the economic rungs on the ladder of China's growth and continues to promote development of Tier-2 cities through investment, targeted tax incentives and the establishment of economic and technological development zones.

We are currently in discussions with the regulatory authorities to expand into Shanghai, Beijing, Kunshan, Zuhai, and Hailongjiang.

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

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues and we do not anticipate to generate any revenues until i) we open and begin serving patients in our children’s health and wellness centers and; ii) source, market and sell pharmaceutical and nutraceutical products. Accordingly, we must raise enough cash from private investors, through equity financings or by developing strategic alliances with other leading, world class players in the health industry. Our sources for cash are funds raised through loans and convertible promissory notes from friends, family, private investment firms and our joint venture partner, Ocean Wise International Industrial Limited. Our success or failure will be determined by opening a number of pediatric health centers throughout China and running them successfully.

Results of Operations

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

During the six months ended June 30, 2012, we did not generate any revenues.

Expenses

General and administrative expenses for the six months ended June 30, 2012 was $414,303, as compared to general and administrative expenses for the six months ended June 30, 2011 of $504,153.  These expenses are mainly comprised of audit and accounting of $45,325 (2011 - $34,450), transfer agent and filing fees of $15,565 (2011 - $13,039), legal expense of $17,492 (2011 - $11,013), financial advisory and consulting of $274,210 (2011 - $356,768), promotions and investor relations of $36,275 (2011 - $55,586) and, rent of $23,684 (2011 - $1,164).

Management fees for the six months ended June 30, 2012 was $227,173 as compared to management fees for the six months ended June 30, 2011 of $176,096.

Other expenses for the six months ended June 30, 2012 totalled $1,074,005 as compared to $271,986 for the six months ended June 30, 2011. The increase was mainly due to interest expense of $230,125 (2011 - $187,404) and loss on derivative of $375,472 (2011 - $70,829) – both expenses were as a result of more convertible note borrowings in addition to debt conversions into shares of common stock of the Company.  The Company also incurred a loss on contract cancellation of $450,000 (2011 - $0) in connection with the termination of its agreement with AGS.

Net loss

As a result of the foregoing for the six months ended June 30, 2012, net loss increased to a loss of $1,707,103, compared to a net loss of $958,354 during the six months ended June 30, 2011. Net loss from inception (February 27, 2007) through June 30, 2012 was $6,047,667.

Liquidity and Capital Resources

Overview

As of June 30, 2012, we had cash on hand of $379. We believe that cash on hand, as of the date of this report, will not be sufficient to fund operations, working capital needs and other short-term cash requirements.

On May 29, 2012, we issued an (i) Amended and Restated 10% Convertible Debenture to Light Hammer, LLC, a New Jersey limited liability company (“LH”), in the principal amount of $65,000 and (ii) Amended and Restated 10% Convertible Debenture to Nicholas J. Morano, LLC, a Texas limited liability company (“NJM”), in the principal amount of $65,000. The two debentures were issued in connection with the purchase by LH and NJM, pursuant to a debt purchase agreement of an outstanding loan agreement dated November 17, 2011 in the original principal amount of $130,000 from a non-affiliate of ours.  The debentures issued to each of LH and NJM are identical - each note bears interest at 10% per annum and all unpaid principal and accrued interest on the Debenture shall be due and payable on November 29, 2014. The debentures are convertible, at any time, in whole or in part, at the option of the holder, into common stock of the Company at an initial conversion price per share equal to 50% of the average of the three closing bid price of the Company’s common stock during the previous 10 trading days.

On June 12, 2012, we entered into a loan agreement with our Hong Kong joint venture partner, Ocean Wise International Industrial Limited (“Ocean Wise”) in which Ocean Wise agreed to loan us $285,645 to be used for joint venture costs for the Shenzhen Phase 1 and 2 license. The loan accrues interest at 12% per annum and matures on December 12, 2012. In the event of a default, all principal and accrued interest will become immediately due and payable and we will be required to pay Ocean Wise an initial penalty equal to 40% of our joint venture share in Reachout Holdings Limited, a Hong Kong company, which penalty will increase an additional 5% for every 5 days such default continues. Ocean Wise currently owns 35% and we own 65% in Reachout Holdings.

To date, our limited cash resources have been used to pay for our office and administrative expenses in Beijing, our license application fees in both Dongguan and Shenzhen, China, and legal, accounting and professional services required to prepare and file our reports with the U.S. Securities and Exchange Commission (“SEC”). Our remaining cash, however, will only be sufficient to sustain us for the short-term. We are currently seeking additional short-term financings on favorable terms.

We entered into a security sale agreement, dated July 17, 2012 with a private accredited investor, for the purchase of $15,000 of our common stock for a purchase price of $0.00035 per share. The agreement provides, among other things, that we will register the shares on a Form S-1 registration statement within 120 days and use our best efforts to have such registration statement declared effective as soon as practicable. The investor also has a right, for 120 days, to purchase an additional 42,857,142 shares of our common stock at $0.00035 per share.

On July 19, 2012, we issued a convertible promissory note (the “Note”) to Nicholas J. Morano, LLC, a Texas limited liability company (“Morano”), in the principal amount of $29,500. The Note matures on January 21, 2013, and accrues interest at 10% per annum. The Note contains default events which, if triggered, will result in a default interest rate of 12% per annum The Note may be prepaid in whole or in part. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Morano at any time after 180 days from issuance of the Note at a conversion price equal to a 35% discount to the average of the lowest three closing bid prices of the common stock during the 90 trading day period prior to conversion.

On July 23, 2012, we provided formal notice to terminate the $10 million reserve equity financing agreement entered into on April 27, 2012 with AGS Capital Group, LLC (“AGS”). AGS did not render any services to us or purchase any shares of our common stock pursuant to the terms in the financing agreement.  Our cancellation notice provided for the return of 444,444,444 shares which were issued pursuant to the financing agreement. The termination provision in the financing agreement provides that if we terminate the agreement, we shall pay a termination fee of $250,000 within three days of such notice. Notwithstanding such provision, we are currently in negotiation with AGS and hope to resolve this matter amicably. Should there not be a favorable outcome to the negotiations, there may be potential liability or litigation with respect to the termination of the financing.  We have pursued other and more favourable financing for our capital needs.

At June 30, 2012, we had cash and cash equivalents of $379, and total liabilities of $1,463,200.  At December 31, 2011, cash and cash equivalents were $3,380 and total liabilities were $652,409.

Our outstanding liabilities at June 30, 2012 consisted of $453,896 in accounts payable and accrued liabilities, $5,745 in convertible notes, $276,422 in derivative liabilities from convertible notes, $360,518 in related party debts, $80,974 in loans payable, and $285,645 in loan from related party.

From February 27, 2007 (inception date) to June 30, 2012, we incurred a net loss of $6,047,667 and had a working capital deficiency of $1,257,270.

The following table summarizes our net cash used in operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(109,959)	$(175,751)
Net cash used in investing activities	(439,453)	-
Net cash provided by (used in) financing activities	546,411	199,555

Operating Activities

For the first six months of 2012, cash used in operating activities was $109,959, compared to cash used in operating activities of $175,751 in the same period of 2011. Before changes in operating assets and liabilities, cash was used by operations primarily through stock-based compensation of $443,504 (2011 – $523,975), accretion on discount of convertible debt of $$170,995 (2011 - $177,756), loss on contract cancellation of $450,000 and loss on derivative of $375,472 (2011 - $70,829).

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 was $439,453 (2011 - $nil) and was used for the purchase of the Shenzhen health centre license.

Financing Activities

For the first six months of 2012, net cash provided by financing activities was $546,411 (2011 - $199,555) for the same period of 2011. The $346,856 change primarily related to higher borrowings by the Company via simple loans, expenses paid by related parties and convertible note borrowings during the first six months of 2012.

Limited Capital

Other than as described above, we have no commitments for any additional financing.  Although we have entered into verbal discussions with both current and new potential investors, there can be no assurance that we will be able to raise adequate financing to sustain our corporate and operational needs.  Our failure to raise capital for the short-term would significantly hinder our ability to operate and continue with our business operations.

Our ability to achieve profitable operations depends on developing revenue through the operation of private pediatric health centers throughout China. Our expectations are that we will not begin to show revenues from the operation of pediatric health centers until opened and operating.

In the long term and by the end of the next fiscal year, we believe that cash expected to be generated from the operation of our first health center in Shenzhen and subsequent locations and amounts estimated to be available through new financings and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, but may also issue additional equity either directly or in connection with potential acquisitions.

However, until we can generate revenues from our operations, we plan to pursue additional financing, mainly for the short-term, such as the next 6-months.  There can be no assurance that financings for operations and working capital needs will not be available.

Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including our ability to obtain sufficient financing to continue our operations and to complete construction of our children’s health and wellness center in Shenzhen, China, in addition to being able to continue our growth strategy and expand our health and wellness centers throughout China.

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

As at June 30, 2012, we have a working capital deficit of $1,257,270 and have accumulated losses of $6,047,447 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of June 30, 2012.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2012 based on the material weaknesses described below:

• we lacked proper procedures in place to track and record expenses;

• we lacked competent financial management personnel with appropriate accounting knowledge and training;

• we relied on an outside consultant to prepare our financial statements;

• lack of segregation of duties at the Company due to the principal executive officer dealing with general administrative and financial matters; and

• we have insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth above, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	On April 9, 2012, the Company issued 3,300,000 restricted shares of common stock to Vince Trapasso pursuant to the finder’s fee agreement dated November 29, 2011.

b)
On April 9, 2012, the Company entered into a Business Development Services (China) Agreement with Tianjin CTIG Inc. for a period of one year for general consulting services in connection with acquiring medical centre licenses and/or operational centres in China.  Pursuant to the agreement, the Company agreed to issue 31,885,300 shares of common stock for the introduction of three opportunities for the Company to acquire ownership within a medical center joint venture in China.  The 31,885,300 shares are issuable as follows: i) 17,918,606 shares of common stock upon execution of the agreement, ii) 3,981,913 shares of common stock after the signing of the first letter of intent to enter into a joint venture to develop a medical center; iii) 3,981,913 shares of common stock when the Company signs a contract for the first joint venture medical center in China; iv) 2,986,434 shares of common stock when the Company signs a contract for the second joint venture medical center in China; iv) 2,986,434 shares of common stock when the Company signs a contract for the third joint venture medical center in China.  On April 30, 2012, we issued 9,954,781 restricted shares of common stock and on July 31, 2012, we issued a further 7,963,825 restricted shares of common stock.

c)
On April 16, 19, 25, 27, May 3, 10, and 15, 2012, the Company issued 26,785,714, 25,925,926, 17,391,304, 26,315,789, 16,842,105, 10,000,000 and 34,615,385 shares of common stock to Asher Enterprises, Inc. upon the conversion of $7,500, $7,000, $4,000, $5,000, $3,200, $2,600, $13,500, respectively, of the convertible note dated September 9, 2011. The shares were issued and transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended and Rule 144 promulgated thereunder.

d)
On April 23, 2012, the Company entered into a CEO Agreement with the President of the Company for a period of one year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay an annual base compensation of $120,000 commencing February 1, 2012 and to issue 120,000,000 restricted shares of common stock.  On April 30, 2012, the Company issued 120,000,000 restricted shares of common stock to Ning Wu, the President of the Company.

e)
On April 23, 2012, the Company amended the Executive Officer Employment Agreement entered into with its Chief Operating Officer (“COO”) on February 1, 2011 to provide for an annual base compensation of $60,000 and the issuance of 80,000,000 restricted shares of the Company’s common stock. On April 30, 2012, the Company issued 80,000,000 restricted shares of common stock to Luis Kuo, the COO of the Company.

f)
On April 23, 2012, the Company entered into a consulting agreement for legal services pursuant to which the Company agreed to issue 10,000,000 shares of common stock.  The Company will register the shares on a Form S-8 registration statement.  On April 24, 2012, the Company issued 10,000,000 shares of common stock to David Lubin.

g)
On April 25, May 23, and June 14, 2012, the Company issued 25,714,286, 33,333,333, and 15,895,276 shares of common stock to Long Side Ventures, LLC upon the conversion of $8,600, $9,000, and $4,610 of the convertible note dated December 9, 2011. The shares were issued and transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended and Rule 144 promulgated thereunder.

h)
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

As compensation for AGS's structuring, legal, administrative and due diligence costs associated with the Financing Agreement, the Company issued 33,333,333 restricted common shares of the Company. As further consideration for AGS entering into the Financing Agreement, the Company also issued 444,444,444 common shares to AGS, which equals to two percent (2%) of the Commitment Amount. On May 8, 2012, the Company issued 444,444,444 restricted shares of common stock.

In connection with the execution of the Financing Agreement, the Company entered into the Registration Rights Agreement with AGS. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC to cover the shares issued and to be issued to AGS pursuant to the Financing Agreement.

On July 17, 2012, the Company terminated the financing agreement and registration rights agreement with AGS and placed a stop order on the 444,444,444 shares issued to AGS on May 8, 2012.

i)
On May 16, 2012, the Company entered into a China logistics consulting agreement with Teddy Lau for a term of ten months.  In consideration for such services, the Company agreed to issue 55,000,000 restricted shares of common stock of the Company. On June 7, 2012, the Company issued 55,000,000 restricted shares of common stock.

j)
On May 17, 2012, the Company entered into a communications consulting agreement with Peter Verner for a term of three months.  In consideration for such services, the Company agreed to issue 100,000 restricted shares of common stock of the Company. On May 30, 2012, the Company issued 100,000 restricted shares of common stock.

k)
On May 18, 2012, the Company entered into an administrative services agreement with Gretta Moy for a term of one year.  In consideration for such services, the Company agreed to issue 60,00,000 restricted shares of common stock, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 30,000,000 shares on or before November 18, 2012. On June 7, 2012, the Company issued 30,000,000 restricted shares of common stock.

l)
On May 21, 2012, the Company entered into an assignment and modification agreement with Atlas Equity Offshore Ltd. to assign and modify a convertible note dated November 17, 2011. The conversion rate for the convertible note was amended to 50% discount to the lowest closing bid price in the fifteen days prior to the conversion.  The maturity date was extended from November 17, 2012 to May 21, 2013 and the interest rate was amended to 12%. On May 24, 2012, the Company issued 11,428,571 shares of common stock upon the conversion of $21,000 of the convertible note. On July 12, 2012, the Company issued 61,142,857 shares of common stock upon the conversion of principal amount of $21,000 and accrued interest of $400. The shares were issued and transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended and Rule 144 promulgated thereunder.

m)
On May 29, 2012, the Company secured a $130,000 loan payable with two Convertible Promissory Notes for $65,000 each to Light Hammer, LLC (“LH”) and Nicholas J. Morano, LLC (“NJM”).  Pursuant to the convertible note agreements, the loans are convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014.   On June 8, 2012, the Company issued 60,000,000 shares of common stock to each of LH and NJM upon the conversion of their notes in the principal amounts of $13,500 each. On July 10, 2012, the Company issued 85,000,000 shares of common stock to NJM upon the conversion of principal amount of $19,125 of its convertible note. On July 11, 2012, the Company issued 85,000,000 shares of common stock to LH upon the conversion of principal amount of $19,125 of its convertible note. On July 30, 2012, the Company issued 90,000,000 shares of common stock to LH upon the conversion of the principal amount of $7,200 of its convertible note. The shares were issued and transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended and Rule 144 promulgated thereunder. On August 13, 2012, the Company received a conversion notice from NJM to convert a principal amount of $8,000 of its $65,000 note for 100,000,000 shares.

n)
On June 1, 2012, the Company entered into an advisory agreement with 8 Dragons International Consulting Limited for a term of six months. In consideration for such services, the Company agreed to issue 80,000,000 restricted shares of common stock of the Company, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 50,000,000 shares on or before September 15, 2012.  On June 7, 2012, the Company issued 30,000,000 restricted shares of common stock.

o)
On June 1, 2012, the Company entered into a consulting agreement with Hui Liu for a term of seven months.  In consideration for such services, the Company agreed to issue 5,000,000 restricted shares of common stock of the Company.  On July 18, 2012, the Company issued 5,000,000 restricted shares of common stock.

p)
On June 1, 2012, the Company entered into a chief technology officer agreement with Sean Lee-Heung for a term of six months.  In consideration for such services, the Company agreed to issue 5,000,000 restricted shares of common stock of the Company.  On June 15, 2012, the Company issued 5,000,000 restricted share of common stock.

q)	On June 15, 2012, the Company issued 1,388,889 restricted shares of common stock to Vince Trapasso pursuant to the finder’s fee agreement dated November 29, 2011.

r)
On June 15, 2012, the Company entered into a medical director agreement with Dr. Mark Langweiler for a term of six months.  In consideration for such services, the Company agreed to issue 30,000,000 restricted shares of common stock, payable as follows: i) 15,000,000 shares upon execution of the agreement; and ii) 15,000,000 shares on August 15, 2012. On June 15, 2012, the Company issued 15,000,000 restricted shares of common stock.

s)
On July 17, 2012, the Company entered into a business consulting services agreement with Britt Hawrylak whereby the Company agreed to issue 70,000,000 restricted shares of common stock.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter. On July 18, 2012, the Company issued 70,000,000 restricted shares of common stock.

t)
On July 17, 2012, the Company accepted a stock subscription agreement with Nicola Suppa for 42,857,142 restricted shares at $0.00035 per share for proceeds of $15,000.  On July 26, 2012, the Company issued the 42,857,142 restricted shares.  The Company also issued an option to purchase an additional 42,857,142 shares with an exercise price of $0.00035 per share to the investor.  The option expires on November 23, 2012.

u)
On July 19, 2012, the Company entered into a convertible promissory note agreement with Nicholas J. Morano, LLC for $29,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 35% of the average of the lowest three trading prices for the common stock during the 90 trading days prior to the date of the conversion notice. The loan bears interest at 12% per year and the principal amount and any interest thereon are due on January 21, 2013.

v)
On August 13, 2012, the Company entered a 10% convertible promissory note agreement with Five Nine Global Partners, LLC for $35,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 35% of the average of the lowest three trading prices for the common stock during the 30 trading days prior to the date of the conversion notice.  The principal amount and any interest thereon are due on January 21, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

  ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.52	Convertible Promissory Note with Five Nine Global Partners, LLC dated August 13, 2012.

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________
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

MEDICAL CARE TECHNOLOGIES INC.

Dated: August 17, 2012	BY:	/s/ Ning C. Wu
Ning C. Wu
President and Director, (Principal Executive Officer)

Dated: August 17, 2012	BY:	/s/ Hui Liu
Hui Liu
Treasurer and Director (Principal Financial Officer, Principal Accounting Officer)