Form 10-Q
period 2012-09-30
Medical Care Technologies Inc.
filed 2012-11-19
CIK 1404593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,433,896,955 as of November 19, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Medical Care Technologies Inc.
(A Development Stage Company)
September 30, 2012

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Expenses	F-2

Consolidated Statements of Cash Flows	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4 to F-5

Notes to the Consolidated Financial Statements	F-6 to F-22

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current Assets

Cash and cash equivalents	$742	$3,380
Prepaid expenses and deposit	221,068	41,682
Total Current Assets	221,810	45,062

Property and equipment, net of accumulated depreciation of $50,000 and $50,000, respectively	31,002	6,200
Intangible asset	897,148	457,695
Deferred financing costs	2,693	4,964

Total Assets	$1,152,653	$513,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$166,386	$90,679
Accrued liabilities	277,110	20,606
Convertible note payable, net of unamortized discount of $10,402 and $23,100, respectively	70,887	93,596
Derivative liability	95,398	155,958
Due to related parties	423,577	79,635
Loan from related party	285,645	–
Loans payable	59,183	80,981

Total Current Liabilities	1,378,186	521,455

Convertible note payable, net of unamortized discount of $31,426 and $45,500, respectively	2,936	954
Loans payable	–	130,000

Total Liabilities	1,381,122	652,409

Commitments and Contingency

Stockholders’ Deficit

Preferred Stock: 100,000,000 shares authorized, $0.00001 par value, No shares issued and outstanding as of September 30, 2012 and December 31, 2011	–	–

Common Stock: 8,000,000,000 shares authorized, $0.00001 par value, 3,243,896,955 and 328,898,953 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	32,439	3,289

Additional Paid-in Capital	6,194,911	4,047,627

Deficit Accumulated During the Development Stage	(6,757,478)	(4,340,564)

Total Stockholders’ Deficit	(530,128)	(289,648)

Non-controlling Interest	301,659	151,160

Total Stockholders’ Deficit	(228,469)	(138,488)

Total Liabilities and Stockholders’ Deficit	$1,152,653	$513,921

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					Period from
					February 27, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012

Expenses

General and administrative	$372,569	$223,073	$786,872	$727,226	$2,586,665
Depreciation and amortization expense	–	8,942	–	18,402	504,918
Management fees	45,020	129,687	272,193	305,783	1,505,640
Total Operating Expenses	(417,589)	(361,702)	(1,059,065)	(1,051,411)	(4,597,223)

Other Income (Expense)

Interest expense	(136,938)	(135,748)	(367,063)	(323,152)	(854,571)
Loss on derivative	(156,072)	(7,381)	(531,544)	(78,210)	(717,712)
Loss on extinguishment of debt	–	–	(18,387)	–	(55,612)
Loss on settlement of debt	–	–	–	(13,750)	(13,750)
Loss on contract cancellation	–	–	(450,000)	–	(450,000)
Foreign currency exchange gain (loss)	(530)	434	(551)	431	(1,657)
Total Other Income (Expense)	(293,540)	(142,695)	(1,367,545)	(414,681)	(2,093,302)

Loss Before Discontinued Operations	(711,129)	(504,397)	(2,426,610)	(1,466,092)	(6,690,525)

Loss from Discontinued Operations	–	–	–	–	(87,310)

Net Loss	$(711,129)	$(504,397)	$(2,426,610)	$(1,466,092)	$(6,777,835)

Net Loss attributable to non-controlling interest	1,318	2,857	9,696	6,198	20,357

Net Loss Attributable to Medical Care Technologies Inc.	$(709,811)	$(501,540)	$(2,416,914)	$(1,459,894)	$(6,757,478)

Net Loss Per Common Share – Basic and Diluted available to Medical Care Technologies Inc.:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding –Basic and Diluted	2,513,008,000	229,920,000	1,418,963,000	192,895,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from February 27, 2007
	For the Nine Months Ended		(Date of Inception)
	September 30,		to September 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(2,426,610)	$(1,466,092)	$(6,777,835)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services and expenses	–	–	10,500
Depreciation and amortization	–	18,402	504,918
Stock-based compensation	755,487	731,121	3,074,570
Accretion of discount on convertible debt	292,691	301,387	744,314
Loss on derivative	531,544	78,210	717,712
Loss on extinguishment of debt	18,387	13,750	55,612
Loss on settlement of debt	–	–	13,750
Loss on contract cancellation	450,000	–	450,000
Amortization of debt financing costs	40,630	8,523	53,916

Changes in operating assets and liabilities:
Prepaid expenses and deposit	15,927	(13,498)	(25,755)
Accounts payable	101,403	46,012	229,778
Accrued liabilities	22,886	12,378	52,941
Net Cash Used in Operating Activities	(197,655)	(269,807)	(895,579)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	–	–	(6,200)
Cash paid for purchase of clinic license	(153,808)	(257,695)	(611,503)
Net Cash Used in Investing Activities	(153,808)	(257,695)	(617,703)

Cash Flows From Financing Activities:
Proceeds from sale of common stock for cash	–	–	141,000
Proceeds from loans payable	–	–	221,189
Proceeds from convertible note payable, net of debt financing costs	40,000	444,500	576,750
Due to related party	148,630	11,794	253,069
Contributions from non-controlling interest	160,195	97,515	322,016
Cash Provided by Financing Activities	348,825	553,809	1,514,024

(Decrease) Increase in Cash and Cash Equivalents	(2,638)	26,307	742

Cash and Cash Equivalents – Beginning of Period	3,380	391	–

Cash and Cash Equivalents – End of Period	$742	$26,698	$742
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Disclosures:
Account payable paid through issuance of stock and convertible notes	$54,500		$54,500
Deposit paid directly by related party	$195,312	$–	$195,312
Acquisition of property and equipment in accounts payable	$24,802	$–	$24,802
Debt discount	$276,100	$78,901	$795,804
Cancellation of shares	$–	$–	$573
Conversion of derivative liability	$877,428	$391,816	$1,467,371
Settlement of debt – non-cash	$–	$10,000	$–
Reclassification of related party debt to/from accounts payable	$–	$–	$48,249
Shares issued for acquisition of assets	$–	$–	$504,918
Shares issued upon conversion of convertible debt and accrued interest	$294,160	$–	$755,881
Purchase of clinic license paid directly by related party	$285,645	$306,933	$285,645
Issuance of convertible notes to settle loans payable	$152,000	$–	$152,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medical Care Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Non– Controlling
	Shares	Amount	Capital	Stage	Interest	Total
Balance – February 27, 2007 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at $0.00001 per share to the President of the Company	57,500,000	575	4,425	–	–	5,000

Issuance of common stock for cash at $0.0001 per share	41,400,000	414	35,586	–	–	36,000

Donated services	–	–	5,000	–	–	5,000

Net loss for the period	–	–	–	(37,543)	–	(37,543)

Balance – December 31, 2007	98,900,000	989	45,011	(37,543)	–	8,457

Donated services	–	–	5,500	–	–	5,500

Net loss for the year	–	–	–	(55,742)	–	(55,742)

Balance – December 31, 2008	98,900,000	$989	$50,511	$(93,285)	$–	$(41,785)

Cancellation of common stock	(57,500,000)	(575)	(14,425)	–	–	(15,000)

Issuance of common stock for cash	57,500,000	575	14,425	–	–	15,000

Net loss for the year	–	–	–	(85,121)	–	(85,121)

Balance – December 31, 2009	98,900,000	$989	$50,511	$(178,406)	$–	$(126,906)

Cancellation of common stock	(57,300,000)	(573)	573	–	–	–

Issuance of common stock for acquisition of assets	58,695,000	587	504,331	–	–	504,918

Issuance of common stock for cash at $0.20 per share	500,000	5	99,995	–	–	100,000

Issuance of common stock for consulting services	16,635,000	166	514,921	–	–	515,087

Issuance of common stock for management services	38,000,000	380	835,620	–	–	836,000

Issuance of common stock for director fees	500,000	5	10,995	–	–	11,000

Issuance of common stock for investor relations services	3,826,087	38	87,962	–	–	88,000

Issuance of common stock for advisory services	1,250,000	13	28,737	–	–	28,750

Stock-based compensation	–	–	3,012	–	–	3,012

Issuance of stock options	–	–	48	–	–	48

Net loss for the year	–	–	–	(2,189,271)	–	(2,189,271)
Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Non– Controlling
	Shares	Amount	Capital	Stage	Interest	Total

Balance – December 31, 2010	161,006,087	$1,610	$2,136,705	$(2,367,677)	$–	$(229,362)

Issuance of common stock for consulting and advisory services	45,000,000	450	411,490	–	–	411,940

Issuance of common stock upon conversion ofconvertible debt	99,929,606	999	460,722	–	–	461,721

Issuance of common stock for promissory note	1,250,000	12	23,738	–	–	23,750

Issuance of common stock for management services	11,500,000	115	165,985	–	–	166,100

Issuance of common stock for administrative services	5,125,000	52	65,216	–	–	65,268

Issuance of common stock for investor relations services	5,088,260	51	82,449	–	–	82,500

Conversion feature on convertible debt	–	–	589,943	–	–	589,943

Stock-based compensation	–	–	111,379	–	–	111,379

Net loss for the year	–	–	–	(1,972,887)	(10,661)	(1,983,548)

Contribution from non-controlling interest	–	–	–	–	161,821	161,821

Balance – December 31, 2011	328,898,953	$3,289	$4,047,627	$(4,340,564)	$151,160	$(138,488)

Issuance of common stock for cash	42,857,142	429	14,571	–	–	15,000

Issuance of common stock for consulting and advisory services	668,018,606	6,680	445,547	–	–	452,227

Issuance of common stock for management services	200,000,000	2,000	158,000	–	–	160,000

Issuance of common stock for administrative services	150,000,000	1,500	102,000	–	–	103,500

Issuance of common stock for engineering services	65,000,000	650	39,975	–	–	40,625

Issuance of common stock upon conversion of convertible debt	1,306,655,588	13,067	281,093	–	–	294,160

Issuance of common stock for financing fees	38,022,222	380	33,979	–	–	34,359

Issuance of common stock for commitment fees	444,444,444	4,444	195,556	–	–	200,000

Conversion feature on convertible debt	–	–	877,428	–	–	877,428

Stock-based compensation	–	–	(865)	–	–	(865)

Net loss for the period	–	–	–	(2,416,914)	(9,696)	(2,426,610)

Contribution from non-controlling interest	–	–	–	–	160,195	160,195
Balance – September 30, 2012	3,243,896,955	$32,439	$6,194,911	$(6,757,478)	$301,659	$(228,469)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at September 30, 2012, the Company has a working capital deficit of $1,156,376 and has accumulated losses of $6,757,478 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2012 Net Carrying Value $	December 31, 2011 Net Carrying Value $

Computer hardware	30,000	30,000	–	–
Equipment	20,000	20,000	–	–
Leasehold improvements	31,002	–	31,002	6,200
	81,002	50,000	31,002	6,200

3.	Related Party Transactions

a)
On April 23, 2012, the Company entered into a CEO Agreement with the Chief Executive Officer (the “CEO”) of the Company, which has an initial term of 1 year commencing December 1, 2011.  Pursuant to the agreement, the Company agreed to pay the CEO an annual compensation of $120,000 commencing February 1, 2012 and issued 120,000,000 restricted shares of common stock to the CEO with a fair value of $96,000.

On December 30, 2010, the Company issued 500,000 stock options to the CEO of the Company with an exercise price of $0.25 per share.  The 500,000 stock options are exercisable until December 30, 2015.  125,000 stock options vested on June 28, 2011, 125,000 vested on Dec 28, 2011, and 250,000 stock options vested on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the nine months ended September 30, 2012, the Company recorded stock-based compensation of $906 as management fees.

During the nine months ended September 30, 2012, the Company recognized a total of $181,906 of management fees for the CEO of the Company. At September 30, 2012, the Company is indebted to the CEO of the Company for $154,500 for management fees. The Company is also indebted to the CEO of the Company and a company controlled by the CEO of the Company for $29,003 for expenses paid on behalf of the Company.  These amounts are unsecured, bear no interest and are due on demand.

b)
On February 1, 2011, the Company entered into an Executive Officer Employment Agreement with its President (former Chief Operating Officer). Pursuant to the agreement, the Company agreed to pay a base compensation to be determined at such time when the Company secures a major financing in excess of $1,000,000. The Company issued 2,000,000 restricted shares of common stock for the first year of service at a fair value of $28,000. The Company will determine the stock based compensation for subsequent years 30 days prior to the anniversary date of the agreement. The term of the agreement is 36 months and the agreement is automatically renewable for successive one year.  On August 1, 2011, the Company amended the Executive Officer Employment Agreement.  Pursuant to the amendment, the Company issued 8,000,000 shares of common stock at a fair value of $113,600.  On April 23, 2012, the Company further amended the Executive Officer Employment Agreement.  Pursuant to the 2nd amendment, the Company agreed to pay an annual salary of $60,000 and issued an additional 80,000,000 restricted shares of common stock with a fair value of $64,000.

On February 1, 2011, the Company issued 100,000 stock options to the President with an exercise price of $0.25 per share. The 100,000 stock options are exercisable until February 1, 2016. 50,000 stock options vested on August 1, 2011, 25,000 stock options vested on January 1, 2012, and 25,000 stock options vested on August 1, 2012. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.48%, an expected volatility of 250%, and a 0% dividend yield. The weighted fair value of stock options was $0.014 per share. During the nine months ended September 30, 2012, the Company recorded stock-based compensation of $136 as management fees

During the nine months ended September 30, 2012, the Company recognized a total of $90,267 of management fees for the President of the Company.  At September 30, 2012, the Company is indebted to the President of the Company for $26,151 for management fees.  The Company is also indebted to the President of the Company for $8,328 for expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and are due on demand.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

c)
On December 30, 2010, the Company issued an aggregate of 250,000 stock options to four directors of the Company with an exercise price of $0.25 per share.  The 250,000 stock options are exercisable until December 30, 2015.  99,998 stock options vested on June 28, 2011, 75,001 stock options vested on December 28, 2011, and 75,001 stock options vested on June 28, 2012.  The fair value for these stock options were estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 3.38%, an expected volatility of 251%, and a 0% dividend yield. The weighted fair value of stock options was $0.011 per share. During the nine months ended September 30, 2012, the Company recorded stock-based compensation of $272 as management fees.

d)
On June 12, 2012, the Company entered into a loan agreement (the “Loan Agreement”) with Ocean Wise International Industrial Limited, a Hong Kong corporation (“Ocean Wise”), pursuant to which the Company received a loan of $285,645 from Ocean Wise to be used for the Company’s joint venture costs for its Shenzhen Phase 1 and 2 licenses. The loan accrues interest at 12% per annum and matures on December 12, 2012. In the event of default, all principal and accrued interest will become immediately due and payable and the Company will be required to pay Ocean Wise an initial penalty equal to 40% of the Company’s joint venture share in Reachout Holdings Limited (“Reachout”), which penalty will increase an additional 5% for every 5 days such default continues. Ocean Wise and the Company currently own 35% and 65%, respectively, in Reachout, a Hong Kong corporation.  At September 30, 2012, accrued interest of $10,283 is included in due to related parties.

e)
In May 2012, Ocean Wise made a deposit of $195,312 on behalf of Reachout to the government of China for the license to operate healthcare center in Shenzhen, China.  The deposit will be returned to Ocean Wise in November 2012.  The related liability to Ocean Wise is included in due to related parties.

4.	Loans payable

   The following table summarizes the change in loans payable for the nine months ended September 30, 2012:

Balance at December 31, 2011	$210,981
Settlement of loan payable through issuance of convertible notes	(152,000)
Foreign exchange translation	202
Balance at September 30, 2012	$59,183

   As of September 30, 2012, the Company is in default of loans amounting to $59,183.

5.	Convertible Notes Payable

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

The Company then analyzed the modification of the conversion feature pursuant to ASC 815 “Derivatives and Hedging”.  The change in terms of the conversion features would have resulted in a change in the fair value of the derivative liability.  As the derivative liability is marked to fair value at each reporting period, the change in fair value as a result of the modification was recorded during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company issued 27,600,000 restricted shares of common stock upon the conversion of the principal amount of $12,500 and accrued interest of $1,300.  Before the conversion of the note, the Compa recorded accretion of $1,782.  Upon the conversion of the note, the Company recognized unamortized discount of $6,194 as interest expense.  The fair value of the derivative liability of $36,700 was reclassified to additional paid-in capital upon conversion of the principal amount of $12,500.  The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0015 to $0.0020, a conversion price of $0.0005, expected volatility ranging from 347% to 411%, no expected dividends, an expected term ranging from 0.11 to 0.15 years and a risk-free interest rate ranging from 0.02% to 0.04%.

During the nine months ended September 30, 2012, the Company recognized a loss of $20,084 on the change in fair value of the derivative liability.

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

During the nine months ended September 30, 2012, the Company issued 118,408,241 restricted shares of common stock upon the conversion of the principal amount of $46,000 and accrued interest of $1,710.  Before the conversion of the modified note, the Company recorded accretion of $9,241. Upon the conversion of the note, the Company recognized the unamortized discount of $36,170 as interest expense. The fair value of the derivative liability of $113,376 was reclassified to additional paid-in capital upon the conversion of the principal amount of $46,000.  The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quote market price ranging from $0.0005 to $0.0025, a conversion price ranging from $0.0003 to $0.0010, expected volatility ranging from 216% to 279%, no expected dividends, an expected term ranging from 1.49 to 1.93 years and a risk-free interest rate ranging from 0.22% to 0.27%.

During the nine months ended September 30, 2012, a loss of $7,883 was recognized on the change in fair value of the derivative liability.

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

During the nine months ended September 30, 2012, the Company issued 90,588,585 restricted shares of common stock upon the conversion of the principal amount of $32,500 and accrued interest of $1,300.  Before the conversion of the note, the Company recorded accretion of $7,541. Upon the conversion of the note, the Company recognized unamortized discount of $24,959 as interest expense. The fair value of the derivative liability of $102,748 was reclassified to additional paid-in capital upon the conversion of principal amount of $32,500. The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0009 to $0.0017, a conversion price ranging from $0.0003 to $0.0005, expected volatility ranging from 299% to 360%, no expected dividends, an expected term ranging from 0.10 to 0.23 years and a risk-free interest rate ranging from 0.05% to 0.10%.

During the nine months ended September 30, 2012, a loss of $70,248 was recognized on the change in fair value of the derivative liability.

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

During the nine months ended September 30, 2012, the Company issued 170,376,223 restricted shares of common stock upon the conversion of principal amount of $45,000 and accrued interest of $1,800.  Before the conversion of the note, the Company recorded accretion of $13,623. Upon the conversion of the note, the Company recognized unamortized discount of $29,509 as interest expense. The fair value of the derivative liability of $120,559 was reclassified to additional paid-in capital upon the conversion of principal amount of $45,000. The fair value of the derivative liability at the conversion dates was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0005 to $0.0013, a conversion price ranging from $0.0002 to $0.0008, expected volatility ranging from 218% to 511%, no expected dividends, an expected term ranging from 0.08 to 0.22 years and a risk-free interest rate ranging from 0.05% to 0.09%.

During the nine months ended September 30, 2012, a loss of $75,557 was recognized on the change in fair value of the derivative liability.

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

During the nine months ended September 30, 2012, the Company issued 72,571,428 restricted shares of common stock upon the conversion of the principal amount of $25,000 and accrued interest of $400. Before the conversion of the note, the Company recorded accretion of $816. Upon the conversion of the note, the Company recognized unamortized discount of $24,184 as interest expense. The fair value of the derivative liability of $47,224 was reclassified to additional paid-in capital upon the conversion of principal amount of $25,000. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0007 to $0.001, a conversion price of $0.0004, expected volatility ranging from 305% to 312%, no expected dividends, an expected term ranging from 0.86 to 0.99 years and a risk-free interest rate ranging from 0.18% to 0.21%.

During the nine months ended September 30, 2012, a gain of $20,849 was recognized on the change in fair value of the derivative liability.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2012, a loss of $2,168 was recognized on the change in fair value of the derivative liability.

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

During the nine months ended September 30, 2012, a loss of $1,114 was recognized on the change in fair value of the derivative liability.

h)
On May 29, 2012, the Company entered into Convertible Promissory Note agreement for $65,000 in connection with a debt purchase agreement of an existing loan payable for the same amount. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014.

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

During the nine months ended September 30, 2012, the Company issued 345,000,000 restricted shares of common stock upon the conversion of the principal amount of $48,625. Before the conversion of the note, the Company recorded accretion of $781. Upon the conversion of the note, the Company recognized unamortized discount of $48,112 as interest expense. The fair value of the derivative liability of $196,515 was reclassified to additional paid-in capital upon the conversion of principal amount of $48,625. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0004 to $0.0011, a conversion price ranging from $0.00008 to $0.0004, expected volatility ranging from 240% to 260%, no expected dividends, an expected term ranging from 2.16 to 2.50 years and a risk-free interest rate ranging from 0.23% to 0.36%.

During the nine months ended September 30, 2012, a loss of $171,038 was recognized on the change in fair value of the derivative liability.

i)
On May 29, 2012, the Company entered into Convertible Promissory Note agreement for $65,000 in connection with a debt purchase agreement of an existing loan payable for the same amount. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014.

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

During the nine months ended September 30, 2012, the Company issued 355,000,000 restricted shares of common stock upon the conversion of the principal amount of $49,425. Before the conversion of the note, the Company recorded accretion of $789. Upon the conversion of the note, the Company recognized unamortized discount of $48,892 as interest expense. The fair value of the derivative liability of $213,716 was reclassified to additional paid-in capital upon the conversion of principal amount of $49,425. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price ranging from $0.0004 to $0.0011, a conversion price ranging from $0.00008 to $0.0004, expected volatility ranging from 240% to 260%, no expected dividends, an expected term ranging from 2.16 to 2.50 years and a risk-free interest rate ranging from 0.23% to 0.37%.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2012, a loss of $186,309 was recognized on the change in fair value of the derivative liability.

j)
On July 19, 2012, the Company entered into a Convertible Promissory Note agreement in the principal amount of $29,500 (the “Note”) and incurred debt financing costs of $2,000, which will be amortized over the term of the Note. The Note, which is due on January 13, 2013, bears interest at the rate of 10% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 12% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at any time after 180 days from July 19, 2012 at a conversion price equal to 35% of the average of the 3 lowest trading prices of the common stock during the 90 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on January 15, 2013.

k)
On August 13, 2012, the Company entered into a Convertible Promissory Note agreement in the principal amount of $35,000 (the “Note”) and incurred debt financing costs of $2,000, which will be amortized over the term of the Note. The Note, which is due on February 13, 2013, bears interest at the rate of 10% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 12% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at any time after 180 days from August 13, 2012 at a conversion price equal to 35% of the average of the 3 lowest trading prices of the common stock during the 30 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on February 9, 2013.

l)
On September 26, 2012, the Company entered into a Convertible Promissory Note agreement in the principal amount of $28,600 (the “Note”) pursuant to an amendment of an existing loan payable amounting to $22,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest 5 intraday prices for the common stock during the 20 trading days prior to the date of the conversion notice.  The loan bears interest at 10% per year and the principal amount and any interest thereon are due on September 26, 2013.  From and after the 10th day after an event of default, the interest rate to any unpaid amounts owed shall be increased to 18% per annum.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $46,592 as a derivative liability, reduced the carrying value of the convertible loan to $0 and recognized a “day 1” derivative loss of $17,992.  The initial fair value of the derivative liability at September 26, 2012 of $46,592 was determined using the Black Scholes option pricing model with a quoted market price of $0.0004, a conversion price of $0.0002, expected volatility of 317%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.17%. The discount on the convertible loan is accreted over the term of the convertible loan.

On September 26, 2012, the Company issued 127,111,111 shares of common stock upon the conversion of the principal amount of $28,600.  Upon the conversion of the note, the Company recognized unamortized discount of $28,600 as interest expense.  The fair value of the derivative liability of $46,592 was reclassified to additional paid-in capital upon the conversion of principal amount of $28,600.

6.	Common and Preferred Stock

The preferred stock may be divided into and issued in series by the Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of September 30, 2012 and December 31, 2011, there was no preferred stock issued and outstanding.

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

During the three months ended September 30, 2012:

a)
On July 26, 2012, the Company issued 42,857,142 shares of common stock at $0.00035 per share for proceeds of $15,000.  The Company also granted an option to purchase an additional 42,857,142 shares of common stock with an exercise price of $0.00035 per share to the investor.  The option expires on November 23, 2012.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

b)	The Company issued 470,000,000 shares of common stock at a fair value of $244,000 for consulting services.

c)	The Company issued 95,000,000 shares of common stock at a fair value of $54,000 for administrative services.

d)	The Company issued 32,500,000 shares of common stock at a fair value of $14,625 for engineering services.

e)	The Company issued 768,253,968 shares of common stock upon the conversions of various convertible notes as described in Note 5.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

During the three months ended June 30, 2012:

f)	The Company issued 168,018,606 shares of common stock at a fair value of $167,227 for consulting services.

g)	The Company issued 200,000,000 shares of common stock at a fair value of $160,000 for management services.

h)	The Company issued 55,000,000 shares of common stock at a fair value of $49,500 for administrative services.

i)	The Company issued 32,500,000 shares of common stock at a fair value of $26,000 for engineering services.

j)	The Company issued 364,247,689 shares of common stock upon the conversions of various convertible notes as described in Note 5.

k)	The Company issued 4,688,889 shares of common stock at a fair value of $4,359 pursuant to the finder’ fees agreement as described in Note 11(f).

l)	The Company issued 444,444,444 shares of common stock at a fair value of $200,000 for commitment fees.

During the three months ended March 31, 2012:

m)
In November 2011, the Company granted 90,000,000 shares of common stock pursuant to a consulting agreement.  The award vests over the 9-month term of the agreement.  For the three months ended March 31, 2012, the Company recognized stock-based compensation of $41,000 which is equivalent to the fair value of the 30,000,000 shares that vested during the period. Refer to Note 11(e).

n)	The Company issued 174,153,931 shares of common stock upon the conversions of various convertible notes as described in Note 5.

o)	The Company issued 33,333,333 restricted shares of common stock at a fair value of $30,000 for structuring and due diligence fee pursuant to the term sheet as described in Note 11(n).

7.	Stock Options

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

During the nine months ended September 30, 2012, the Company reversed stock-based compensation of $1,907 included in general and administrative expense and recorded $1,042 as management fees. During the nine months ended September 30, 2011, the Company recorded stock-based compensation of $14,476 as general and administrative expense and $4,883 as management fees.

During the nine months ended September 30, 2012, the Company granted an option to an investor to purchase 42,857,142 shares of common stock.  The option is exercisable at $0.00035 per share until November 23, 2012.

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

A summary of the Company’s stock option activity is as follows:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $

Outstanding, December 31, 2010	1,350,000	0.25

Granted	350,000	0.25

Outstanding, December 31, 2011	1,700,000	0.25

Granted	42,857,142	0.00035

Outstanding, September 30, 2012	44,557,142	0.00987	0.27	6,429

Exercisable, September 30, 2012	44,557,142	0.00987	0.27	6,429

A summary of the status of the Company’s non-vested stock options as of September 30, 2012, and changes during the nine months ended September 30, 2012 are presented below:

Non-vested options	Number of Options #	Weighted Average Grant Date Fair Value $

Non-vested at December 31, 2010	1,350,000	0.011

Granted	350,000	0.018
Vested	(1,066,665)	0.015

Non-vested at December 31, 2011	633,335	0.008

Granted	42,857,142	–
Vested	(43,490,477)	–

Non-vested at September 30, 2012	–	–

At September 30, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $6,429 intrinsic value associated with the outstanding options at September 30, 2012.

8.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Number of Warrants #	Exercise Price $

Balance, December 31, 2010 and 2011	500,000	0.15

Expired	(500,000)	0.15

Balance, September 30, 2012	–	–

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

The following table summarizes the change in derivative liabilities for the nine months ended September 30, 2012:

Balance at December 31, 2011	$155,958
Addition of new derivative liability	285,324
Settlement of derivative liability through conversion of debt	(877,428)
Derivative loss included in other income (expense)	531,544
Balance at September 30, 2012	$95,398

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2012 and December 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Balance as of December 31, 2011
Liabilities:
Derivative Liabilities	$–	$–	$95,398	$95,398	$155,958

Total liabilities measured at fair value	$–	$–	$95,398	$95,398	$155,958

11.	Commitments

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

b)
On May 18, 2011, ReachOut entered into two office lease agreements, which commenced on May 22, 2011 until May 21, 2017.  The minimum rent from May 22, 2011 to May 21, 2013 is $5,550 (RMB35,060) per month, the minimum rent from May 22, 2013 to May 21, 2014 is $5,889 (RMB37,200) per month, the minimum rent from May 22, 2014 to May 21, 2015 is $6,079 (RMB38,400), the minimum rent from May 22, 2015 to May 21, 2016 is $6,269 (RMB39,600) and the minimum rent from May 22, 2016 to May 21, 2017 is $6,554 (RMB41,400).  On May 1, 2012, the Company and the lessor agreed to cease the rent payment until the opening of the health center.

c)
On September 1, 2011, the Company entered into a medical director services agreement for a period of 2 years.  Pursuant to the agreement, the Company agreed to issue 2,000,000 shares of common stock as follows: 1,000,000 shares within 10 days of the execution of the agreement; and 1,000,000 shares on September 1, 2012.  On September 19, 2011, the Company issued 1,000,000 restricted shares of common stock at a fair value of $10,000.  During the quarter ended September 30, 2012, the medical director agreed to waive the 1,000,000 shares issuable on September 1, 2012.

d)
On October 15, 2011, ReachOut entered into an interior design contract with G-Design Consultant Inc. and Art Team Limited (“G-Design”).  Pursuant to the agreement, ReachOut agreed to pay a total sum not to exceed $31,002.  The amount is payable as follows: $6,200 to be paid when the preliminary design phase and presentation have been accomplished; $13,951 to be paid on completion and acceptance of the final design concept; $10,851 to be paid when all completed design or construction drawings have been approved by Chinese government officials and departments and is ready to be used for construction.  The Company paid $6,200 to G-Design on November 14, 2011. During the nine months ended September 30, 2012, the Company accrued $13,951 upon the completion and acceptance of the final design concept and $10,851 upon the approval by the Chinese government on the completed design and construction drawings.

e)
On November 11, 2011, the Company entered into a business advisory and consulting agreement with a consultant for a term of nine months. In consideration for such services, the Company agreed to issue 10,000,000 shares of common stock of the Company each month, for a total of 90,000,000 shares of common stock, which will be registered under a Form S-8 Registration.  Pursuant to the agreement, during the period ended December 31, 2011 and September 30, 2012, the Company recognized $49,000 and $41,000, respectively, of expense related to this agreement. On March 31, 2012, the agreement was terminated.  Refer to Note 6(m).

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

f)
On November 29, 2011, the Company entered into a finder’s fee agreement with Vince Trapasso (“Trapasso”) whereby the Company agreed to pay finder’s fee in cash equal to 5% and in restricted common shares equal to 5% of the total dollar amount of the financing provided by those persons or entities who were introduced by Trapasso.  The initial term of the agreement is one year and the agreement will automatically be renewed at the expiration of the first year of service and at each anniversary of the agreement.  After the first anniversary, the agreement can be terminated by either party with 10 days notice.  During the year ended December 31, 2011, the Company paid $2,750 to Trapasso. During the nine months ended September 30, 2012, the Company issued 4,688,889 restricted shares of common stock to Trapasso.  Refer to Note 6(k).

g)
On March 8, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company agreed to issue 65,000,000 shares of common stock, which will be registered under a Form S-8 Registration agreement.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.  On July 17, 2012, the Company has not issued any shares to the consultant and has entered into another agreement in replacement of the March 8, 2012 agreement.  Refer to Note 11(w).

h)
On April 1, 2012, the Company entered into a business advisory and consulting agreement with a consultant for a term of nine months.  In consideration for such services, the Company agreed to issue 90,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 90,000,000 shares will be issued in tranches throughout the term of the agreement as follows: i) 30,000,000 shares upon execution of the agreement or upon effective filing of the Form S-8; ii) 30,000,000 shares on or before August 1, 2012 and; iii) 30,000,000 shares on or before November 1, 2012.  As of September 24, 2012, the Company has fully issued the 90,000,000 shares of common stock at a total fair value of $60,000.

i)
On April 1, 2012, the Company entered into an administrative services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 60,000,000 shares will be issued pro rata on a monthly basis with the pro rata shares being due at the end of each month. As of September 24, 2012, the Company has fully issued the 60,000,000 shares of common stock at a total fair value of $46,000.

j)
On April 9, 2012, the Company entered into a business development services agreement for a period of one year for general consulting services in connection with acquiring medical centre licenses and/or operational centres in China.  Pursuant to the agreement, the Company agreed to issue 31,885,300 shares of common stock for the introduction of three opportunities for the Company to acquire ownership within a medical center joint venture in China.  The 31,885,300 shares are issuable as follows: i) 17,918,606 shares upon execution of the agreement; ii) 3,981,913 shares after the signing of the first letter of intent to enter into a joint venture to develop a medical center; iii) 3,981,913 shares when the Company signs a contract for the first joint venture medical center in China; iv) 2,986,434 shares when the Company signs a contract for the second joint venture medical center in China; iv) 2,986,434 shares when the Company signs a contract for the third joint venture medical center in China.  During the nine months ended September 30, 2012, the Company issued 17,918,606 shares at a fair value of $16,127.

k)
On April 23, 2012, the Company entered into a consulting agreement for legal services pursuant to which the Company issued 10,000,000 shares of common stock with a fair value of $8,000.  The Company will register the shares on an S-8 registration statement.

l)
On May 1, 2012, the Company entered into an administrative and support services agreement for a term of one year.  In consideration for such services, the Company agreed to issue 60,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  The 60,000,000 shares will be issued pro rata on a monthly basis with the pro rata shares being due at the end of each month. As of September 24, 2012, the Company has fully issued the 60,000,000 shares of common stock at a total fair value of $36,500.

m)
On May 1, 2012, the Company entered into an engineering services agreement for a term of four months.  In consideration for such services, the Company agreed to pay the consultant at a rate of $16,250 for each month for which services are provided.  The Company will also issue 65,000,000 shares of common stock of the Company, which will be registered under a Form S-8 Registration.  As of September 24, 2012, the Company has fully issued the 65,000,000 shares of common stock at a total fair value of $40,625.

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

On July 17, 2012, the Company terminated the financing agreement and registration rights agreement.  As of September 30, 2012, the Company has accrued the termination fee of $250,000 pursuant to the terms of the agreement.  The termination fee and the fair value of the 444,444,444 shares of $200,000 are reported as a loss on contract cancellation in the consolidated statements of expenses.

o)
On May 8, 2012, the Company entering into a business consulting services agreement with a consultant whereby the Company agreed to issue 77,000,000 shares of common stock, which will be registered under a Form S-8 Registration agreement.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.  On August 27, 2012, the Company issued 77,000,000 shares of common stock at a fair value of $38,500.

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

s)
On June 1, 2012, the Company entered into an advisory agreement for a term of six months. In consideration for such services, the Company agreed to issue 80,000,000 restricted shares of common stock of the Company, payable as follows: i) 30,000,000 shares upon execution of the agreement and; ii) 50,000,000 shares on or before September 15, 2012.  On June 1, 2012, the Company issued 30,000,000 restricted shares of common stock at a fair value of $24,000.  On September 15, 2012, the Company recognized $20,000 of expense for the 50,000,000 shares that vested.

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

Medical Care Technologies Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

v)
On June 15, 2012, the Company entered into a medical director agreement for a term of six months.  In consideration for such services, the Company agreed to issue 30,000,000 restricted shares of common stock, payable as follows: i) 15,000,000 shares upon execution of the agreement; and ii) 15,000,000 shares on August 15, 2012. On June 15, 2012, the Company issued 15,000,000 shares of common stock at a fair value of $15,000.  On August 20, 2012, the Company issued 15,000,000 shares of common stock at a fair value of $7,500.

w)
On July 17, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 70,000,000 restricted shares of common stock.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter.   This agreement is for replacement of the agreement as described in Note 11(g).  On July 18, 2012, the Company issued 70,000,000 shares of common stock at a fair value of $49,000.

x)
On July 31, 2012, the Company entered into a marketing consulting agreement for a term of four months.  In consideration for such services, the Company agreed to issue 198,000,000 shares of common stock upon the execution of the agreement.  Pursuant to the agreement, the Company recognized $99,000 of expense for the 198,000,000 shares of common stock upon the execution of the agreement.

12.	Subsequent Events

a)
On October 8, 2012, the Company entered into an Executive Officer Employment Agreement and appointed a new Chief Operating Officer (the “COO”).  Pursuant to the agreement, on October 9, 2012, the Company issued 80,000,000 shares of common stock to the COO.  The agreement is for 6 months, renewal upon mutual agreement.

b)	Subsequent to September 30, 2012, the Company issued 160,000,000 shares of common stock upon the conversion of $12,800 of convertible note as described in Note 5(h).

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

We have been in discussions with the regulatory authorities to expand into Shanghai, Beijing, Kunshan, Zuhai, and Heilongjiang and it is our plan to open children’s health clinics in these areas.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

During the nine months ended September 30, 2012, we did not generate any revenues.

  Expenses

General and administrative expenses for the nine months ended September 30, 2012 was $786,872, as compared to general and administrative expenses for the nine months ended September 30, 2011 of $727,226.  These expenses are mainly comprised of audit and accounting of $64,688 (2011 - $55,350), transfer agent and filing fees of $31,486 (2011 - $21,500), legal expense of $23,592 (2011 - $17,263), financial advisory and consulting of $586,173 (2011 - $387,535), promotions and investor relations of $36,731 (2011 - $184,125) and travel of $12,371 (2011 - $23,708).

Management fees for the nine months ended September 30, 2012 was $272,193 as compared to management fees for the nine months ended September 30, 2011 of $305,783.

Other expenses for the nine months ended September 30, 2012 totalled $1,367,545 as compared to $414,681 for the nine months ended September 30, 2011. The increase was mainly due to interest expense of $367,063 (2011 - $323,152), loss on derivative of $531,544 (2011 - $78,210) – both expenses were as a result of more convertible note borrowings in addition to debt conversions into shares of common stock of the Company and, lastly, loss on contract cancellation of $450,000 (2011 - $nil) as a result of the termination of the financing agreement and registration rights agreement with AGS.

Net loss

As a result of the foregoing for the nine months ended September 30, 2012, net loss increased to a loss of $2,426,610, compared to a net loss of $1,466,092 during the nine months ended September 30, 2011. Net loss from inception (February 27, 2007) through September 30, 2012 was $6,777,835.

Liquidity and Capital Resources

Overview

As of September 30, 2012, we had cash on hand of $742.  We believe that cash on hand, as of the date of this report, will not be sufficient to fund operations, working capital needs and other short-term cash requirements.

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

On July 19, 2012, we issued a convertible promissory note to Nicholas J. Morano, LLC, a Texas limited liability company (“Morano”), in the principal amount of $29,500. The Note matures on January 21, 2013, and accrues interest at 10% per annum. The Note contains default events which, if triggered, will result in a default interest rate of 12% per annum The Note may be prepaid in whole or in part. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Morano at any time after 180 days from issuance of the Note at a conversion price equal to a 35% discount to the average of the lowest three closing bid prices of the common stock during the 90 trading day period prior to conversion.

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

On August 13, 2012, we entered into a convertible promissory note agreement in the principal amount of $35,000. We incurred debt financing costs of $2,000, which will be amortized over the term of the Note. The Note, which is due on February 13, 2013, bears interest at the rate of 10% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 12% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at any time after 180 days from August 13, 2012 at a conversion price equal to 35% of the average of the 3 lowest trading prices of the common stock during the 30 trading day period prior to conversion.

To date, our limited cash resources have been used to pay for our office and administrative expenses in Beijing, our license application fees in both Dongguan and Shenzhen, China, and legal, accounting and professional services required to prepare and file our reports with the U.S. Securities and Exchange Commission (“SEC”).  As of record date, we have no cash and are currently sourcing additional financings on favorable terms.

At September 30, 2012, we had cash and cash equivalents of $742, and total liabilities of $1,381,122.  At December 31, 2011, cash and cash equivalents were $3,380 and total liabilities were $652,409.

            Our outstanding liabilities at September 30, 2012 consisted of $443,496 in accounts payable and accrued liabilities, $73,823 in convertible notes, $95,398 in derivative liabilities from convertible notes, $709,222 in related party debts and, $59,183 in loans payable.

From February 27, 2007 (inception date) to September 30, 2012, we incurred a net loss of $6,757,478 and had a working capital deficiency of $1,156,376.

The following table summarizes our net cash used in operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(197,655)	$(269,807)
Net cash used in investing activities	(153,808)	(257,695)
Cash provided by financing activities	348,825	553,809

Operating Activities

For the nine months ended September 30, 2012, cash used in operating activities was $197,655, compared to cash used in operating activities of $269,807 in the same period of 2011. Before changes in operating assets and liabilities, cash was used by operations primarily through stock-based compensation of $755,487 (2011 – 731,121), accretion on discount of convertible debt of $$292,691 (2011 - $301,387), loss on derivative of $531,544 (2011 - $78,210) and, loss on contract cancellation of $450,000 (2011 - $nil).

Net changes in operating assets and liabilities provided $140,216 for the nine months of September 30, 2012 compared to $44,892 in the same period in 2011.  Corporate activity during the nine months ended September 30, 2012 resulted in a $124,289 increase in accrued liabilities and accounts payable compared to $58,390 increase over the corresponding period in 2011.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was $153,808 (2011 - $257,695) and was used for the purchase of the Shenzhen health centre license.

Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities was $348,825 (2011 - $553,809) for the same period of 2011. There were higher borrowings in 2011 by the Company via convertible notes.

Limited Capital

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

On August 13, 2012, we entered into a convertible promissory note agreement in the principal amount of $35,000. We incurred debt financing costs of $2,000, which will be amortized over the term of the Note. The Note, which is due on February 13, 2013, bears interest at the rate of 10% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 12% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at any time after 180 days from August 13, 2012 at a conversion price equal to 35% of the average of the 3 lowest trading prices of the common stock during the 30 trading day period prior to conversion.

We have used these funds to pay for our office and administrative expenses in Beijing, our license application fees in both Dongguan and Shenzhen, China, and legal, accounting and professional services required to prepare and file our reports with the U.S. Securities and Exchange Commission (“SEC”). As of record date, we have no cash and we are currently sourcing additional financings on favorable terms.

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

In the near future, we believe that cash expected to be generated from operations and amounts estimated to be available through new financings and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, but may also issue additional equity either directly or in connection with potential acquisitions.

However, until we can generate revenues from our operations, we plan to pursue additional financing, mainly for the short-term.  There can be no assurance that financings for operations and working capital needs will be available.

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

As at September 30, 2012, we have a working capital deficit of $1,156,376 and have accumulated losses of $6,757,478 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, our internal control over financial reporting was not effective based on those criteria due to a lack of segregation of duties, a lack of qualified accounting staff and an overreliance on consultants in our accounting and financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the nine months ended September 30, 2012:

a)
On July 17, 2012, the Company entered into a business consulting services agreement with a consultant whereby the Company agreed to issue 70,000,000 restricted shares of common stock.  The term of this agreement shall commence on the date common stock share compensation is delivered to the consultant and shall continue for a period of 120 days thereafter. On July 18, 2012, the Company issued 70,000,000 restricted shares of common stock.

b)
On July 17, 2012, the Company accepted stock subscriptions for 42,857,142 shares at $0.00035 per share for proceeds of $15,000.  On July 26, 2012, the Company issued the 42,857,142 shares.  The Company also issued an option to purchase an additional 42,857,142 shares with an exercise price of $0.00035 per share to the investor.  The option expires on November 23, 2012.

c)
On June 1, 2012, the Company entered into a services agreement for a term of seven months with a consultant whereby the Company agreed to issue 5,000,000 restricted shares of common stock. On July 18, 2012, the Company issued 5,000,000 restricted shares of common stock.

d)
On June 15, 2012, the Company entered into a medical director agreement for a term of six months.  In consideration for such services, the Company agreed to issue 30,000,000 restricted shares of common stock, payable as follows: i) 15,000,000 shares upon execution of the agreement; and ii) 15,000,000 shares on August 15, 2012. On June 15, 2012, the Company issued 15,000,000 restricted shares of common stock and on August 20, 2012, the Company issued the remaining 15,000,000 restricted shares of common stock.

e)	Pursuant to a May 8, 2012 business consulting services agreement and on August 27, 2012, the Company issued 77,000,000 restricted shares of common stock to the consultant.

f)
On May 29, 2012, the Company secured a $130,000 loan payable with two Convertible Promissory Notes for $65,000 each.  Pursuant to the convertible note agreements, the loans are convertible into shares of common stock at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  The notes bear interest at 10% per year and the principal amount and any interest thereon are due on November 29, 2014. During the quarter ended September 30, 2012, the Company issued 580,000,000 shares of common stock upon the conversion of the principal amounts of $71,050.

Subsequent to the nine months ended September 30, 2012:

a)
On October 8, 2012, the Company entered into an Executive Officer Employment Agreement and appointed a new Chief Operating Officer.  Pursuant to the agreement, on October 9, 2012, the Company issued 80,000,000 shares of restricted common stock.

b)	On October 25, 2012, the Company issued 160,000,000 shares of common stock upon the conversion of $12,800 of one of the May 29, 2012 convertible notes.

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

MEDICAL CARE TECHNOLOGIES INC.

Dated: November 19, 2012	BY:	/s/ Ning C. Wu
Ning C. Wu
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 19, 2012	BY:	/s/ Hui Liu
Hui Liu
Treasurer and Director (Principal Financial Officer, Principal Accounting Officer)